Form 10-Q
period 1996-06-30
BRIDGESTONE CORP
filed 1996-08-14
CIK 859914

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 1996

               Commission file number:  33-33092-D

                        BRIDGESTONE CORP.
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

          Colorado                                 84-1130227
- -------------------------------           ------------------------------------
(State or other jurisdiction of(I.R.S. Employer Identification No.)
 incorporation or organization)

 303 East Seventeenth Avenue, Suite 800, Denver, Colorado   80203
 ----------------------------------------------------------------
   (Address of principal executive offices including zip code)

                          (303) 830-7000
                   ---------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes -X-   No ---

As of August 13, 1996, 55,000,000 shares of common stock, par value $.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes---     No -X-

                              INDEX
                                                                         Page
                                                           Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet, June 30, 1996 (Unaudited)                     3

          Statements of Loss and Accumulated Deficit (Unaudited) from December 1, 1989 (Inception) to June 30, 1996, for the three months ended June 30, 1996 and 1995 and for the
            six months ended June 30, 1996 and 1995             4

            Statements of Cash Flows (Unaudited) from December 1, 1989 (Inception) to June 30, 1996 and for the six months ended
            June 30, 1996 and 1995                              5

          Notes to Financial Statements                         6

Item 2.   Management's Discussion and Analysis or Plan of Operations7

PART II.  OTHER INFORMATION                                     7

          Signatures                                            8

                                 BRIDGESTONE CORP.
                           (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 1996
                                   (Unaudited)

     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                $ 56,481
     Prepaid expenses                                              233
                                                              --------
          Total current assets                                  56,714

OTHER ASSETS

     Organization costs (net)                                      500
                                                              --------
          Total other assets                                       500
                                                              --------

     TOTAL ASSETS                                             $ 57,214

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                         $    111
     Accounts payable - related party                               65
                                                              --------
          Total current liabilities                                176

STOCKHOLDERS' EQUITY

     Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and out-
      standing                                                      --
     Common stock, $0.00001 par value; 500,000,000
      shares authorized; 55,000,000 shares issued
      and outstanding                                              550
     Additional paid-in capital                                 89,791
     Deficit accumulated during the development stage          (33,303)
                                                              --------
          Total stockholders' equity                            57,038
                                                              --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 57,214

The accompanying notes are an integral part of the financial statements.

                        BRIDGESTONE CORP.
                  (A Development Stage Company)

            STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                           (Unaudited)

                      PERIOD
                    DECEMBER 1,
                        1989
                    (INCEPTION)     FOR THE THREE            FOR THE SIX
                    TO JUNE 30,  MONTHS ENDED JUNE 30,   MONTHS ENDED JUNE 30,
                        1996        1996        1995        1996        1995
                     ----------  ----------  ----------  ----------  ---------

REVENUES
 Investment
  income             $ 13,731   $     500   $     628   $   1,024   $   1,254
                     ----------  ----------  ----------  ----------  ---------

EXPENSES
 General and
  administrative       47,034       4,031       1,900       5,935       4,455
                     ----------  ----------  ----------  ----------  ---------

     Total expenses    47,034       4,031       1,900       5,935       4,455
                     ----------  ----------  ----------  ----------  ---------

NET LOSS              (33,303)     (3,531)     (1,272)     (4,911)     (3,201)

Accumulated deficit
 Balance, beginning
 of period                  --    (29,772)    (26,461)    (28,392)    (24,532)
                     ---------   ---------   ---------   ---------   ---------

 Balance, end of
 period              $(33,303)   $(33,303)   $(27,733)   $(33,303)   $(27,733)

NET LOSS PER SHARE   $   (NIL)   $   (NIL)   $   (NIL)   $   (NIL)   $   (NIL)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        53,618,394  55,000,000  55,000,000  55,000,000  55,000,000

The accompanying notes are an integral part of the financial statements.

                                 BRIDGESTONE CORP.
                           (A Development Stage Company)

                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        PERIOD
                                      DECEMBER 1,
                                         1989
                                      (INCEPTION)     FOR THE SIX MONTHS
                                        JUNE 30,         ENDED JUNE 30,
                                         1996          1996         1995
                                       ---------     -------      -------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                             $(33,303)     $(4,911)     $(3,201)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Increase in accounts payable            111         (154)         789
    Increase in accounts payable
     - related party                         65           65          458
    Increase in prepaid expenses           (233)          --           --
                                       --------      -------      -------

     Net cash used by operating
      activities                        (33,360)      (5,000)      (1,954)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Increase in organizational costs         (500)          --           --
                                       --------      -------      -------

     Net cash used by investing
      activities                           (500)          --           --

CASH FLOWS FROM FINANCIAL
 ACTIVITIES:
  Issuance of common stock              110,000           --           --
  Deferred offering costs paid          (19,659)          --           --
                                       --------      -------      -------

     Net cash provided by financ-
      ing activities                     90,341           --           --
                                       --------      -------      -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                    56,481       (5,000)      (1,954)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         --       61,481       65,949
                                       --------      -------      -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         $ 56,481      $56,481      $63,995


The accompanying notes are an integral part of the financial statements.

                        BRIDGESTONE CORP.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1996
                           (Unaudited)

1.   MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

     The accompanying financial statements have been prepared by Bridgestone Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1995.

                              ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     At present, the Company has no source of revenues other than interest income of a money market account at a commercial bank. During the quarter ended June 30, 1996, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $500, no revenues were received by the Company during this
quarter.   The Company experienced a net loss of $(3,531) during the quarter ended June 30, 1996, which was primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses, which expenses were only partially offset by interest income during this period.

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of June 30, 1996, the Company did not have any material commitments for capital expenditures.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

            (a) Exhibit
                  27     Financial Data Schedule  Filed herewith
                                                  electronically

            (b) Reports on Form 8-K
                None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 1996             BRIDGESTONE CORP.

                              By:/s/ Robert Neece
                                 Robert Neece, President