Form 10-Q
period 1996-09-30
BRIDGESTONE CORP
filed 1996-11-12
CIK 859914

                  U.S. Securities and Exchange Commission

                          Washington, D.C. 20549


                               FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended: September 30, 1996


                    Commission file number:  33-33092-D


                             BRIDGESTONE CORP.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)



           Colorado                                     84-1130227
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



     303 East Seventeenth Avenue, Suite 800, Denver, Colorado   80203
     ----------------------------------------------------------------
                  (Address of principal executive offices)

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

                              Yes -X-   No ---


As of November 11, 1996, 55,000,000 shares of common stock, par value $.00001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes---     No -X-

                                  INDEX
                                                                     Page
                                                                    Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet, September 30, 1996 (Unaudited)                3

          Statements of Loss and Accumulated Deficit (Unaudited)
          from December 1, 1989 (Inception) to September 30, 1996,
          for the three months ended September 30, 1996 and 1995
          and for the nine months ended September 30, 1996 and 1995    4

          Statements of Cash Flows (Unaudited) from December 1, 1989 (Inception) to September 30, 1996 and for the nine months
          ended September 30, 1996 and 1995                            5

          Notes to Financial Statements                                6

Item 2.   Management's Discussion and Analysis or Plan of Operations   7

PART II.  OTHER INFORMATION                                            7

          Signatures                                                   8

                             BRIDGESTONE CORP.
                      (A Development Stage Company)

                              BALANCE SHEET
                           September 30, 1996
                               (Unaudited)

     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                $ 55,716
     Prepaid expenses                                              233
                                                              --------
          Total current assets                                  55,949

OTHER ASSETS

     Organization costs (net)                                      500
                                                              --------
          Total other assets                                       500
                                                              --------

     TOTAL ASSETS                                             $ 56,449

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                         $     40
     Accounts payable - related party                              202
                                                              --------
          Total current liabilities                                242

STOCKHOLDERS' EQUITY

     Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and out-
      standing                                                      --
     Common stock, $0.00001 par value; 500,000,000
      shares authorized; 55,000,000 shares issued
      and outstanding                                              550
     Additional paid-in capital                                 89,791
     Deficit accumulated during the development stage          (34,134)
                                                              --------
          Total stockholders' equity                            56,207
                                                              --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 56,449








The accompanying notes are an integral part of the financial statements.

                             BRIDGESTONE CORP.
                      (A Development Stage Company)

               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                               (Unaudited)

                       Period
                     December 1,
                      1989 (In-
                     ception) to  For the Three Months   For the Nine Months
                    September 30, Ended September 30,    Ended September 30,
                        1996        1996        1995        1996        1995
                     ----------  ----------  ----------  ----------  ---------

REVENUES
 Investment
  income             $ 14,216   $     485   $     580   $   1,509   $   1,833
                     ----------  ----------  ----------  ----------  ---------

EXPENSES
 General and
  administrative       48,350       1,316         779       7,251       5,233
                     ----------  ----------  ----------  ----------  ---------

     Total expenses    48,350       1,316         779       7,251       5,233
                     ----------  ----------  ----------  ----------  ---------

NET LOSS              (34,134)       (831)       (199)     (5,742)     (3,400)

Accumulated deficit
 Balance, beginning
 of period                  --    (33,303)    (27,733)    (28,392)    (24,532)
                     ---------   ---------   ---------   ---------   ---------

 Balance, end of
 period              $(34,134)   $(34,134)   $(27,932)   $(34,134)   $(27,932)

NET LOSS PER SHARE   $   (NIL)   $   (NIL)   $   (NIL)   $   (NIL)   $   (NIL)

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        53,669,339  55,000,000  55,000,000  55,000,000  55,000,000















The accompanying notes are an integral part of the financial statements.

                             BRIDGESTONE CORP.
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                        Period
                                      December 1,
                                       1989 (In-
                                      ception) to     For the Nine Months
                                     September 30,    Ended September 30,
                                         1996          1996         1995
                                     -------------   --------     --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                             $(34,134)     $(5,742)     $(3,400)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Increase in accounts payable             40         (225)        (390)
    Increase in accounts payable
     - related party                        202          202         (217)
    Increase in prepaid expenses           (233)          --         (233)
                                       --------      -------      -------

     Net cash used by operating
      activities                        (34,125)      (5,765)      (4,240)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Increase in organizational costs         (500)          --           --
                                       --------      -------      -------

     Net cash used by investing
      activities                           (500)          --           --

CASH FLOWS FROM FINANCIAL
 ACTIVITIES:
  Issuance of common stock              110,000           --           --
  Deferred offering costs paid          (19,659)          --           --
                                       --------      -------      -------

     Net cash provided by financ-
      ing activities                     90,341           --           --
                                       --------      -------      -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                    55,716       (5,765)      (4,240)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         --       61,481       65,949
                                       --------      -------      -------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         $ 55,716      $55,716      $61,709


The accompanying notes are an integral part of the financial statements.

                             BRIDGESTONE CORP.
                       (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                            September 30, 1996
                               (Unaudited)

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

                                  ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     At present, the Company has no source of revenues other than interest income of a money market account at a commercial bank. During the quarter ended September 30, 1996, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $485, no revenues were received by the Company during
this quarter.   The Company experienced a net loss of $(831) during the
quarter ended September 30, 1996, which was primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and general and administrative expenses, which expenses were only partially offset by interest income during this period.

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

     As of September 30, 1996, the Company did not have any material commitments for capital expenditures.

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


Date: November 12, 1996             BRIDGESTONE CORP.


                                    By:/s/ Robert Neece
                                       Robert Neece, President