Form 10KSB
period 1996-12-31
BRIDGESTONE CORP
filed 1997-04-15
CIK 859914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                X ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                _____ TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-12887

                          INTELLECTUAL TECHNOLOGY, INC.
           (Name of Small Business Issuer as specified in its charter)

             Delaware                                    84-1130227
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorportion or Organization)

           10639 Roselle Street, Suite B, San Diego, California 92121
               (Address of Principal Executive Offices) (Zip Code)
                                 (619) 552-0001
               Registrant's Telephone Number, including Area Code

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.00001 par value
                     Class A Common Stock Purchase Warrants
                     Class B Common Stock Purchase Warrants

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

     The Registrant's revenues for the fiscal year ended December 31, 1996 were $1,989.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 11, 1997 was $1,255,240. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of April 11, 1997, the Registrant had outstanding 10,000,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990, or to Registrant's Report on Form 8-K dated March 27, 1997.

           Transitional Small Business Disclosure Format: Yes ___ No X

                                     PART I
ITEM 1.   BUSINESS.

Historical Development

     Intellectual Technology, Inc., a Nevada corporation based in San Diego, California ("ITI Nevada") was formed on April 23, 1992 to engage in the design, manufacture and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp., a Delaware corporation. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly-owned subsidiary of Bridgestone Corp. Bridgestone Corp., which was formed on December 1, 1989, for the purpose of seeking out and acquiring a business opportunity, had completed a public offering of common stock and warrants on October 29, 1990, realizing net proceeds of $80,341. In April of 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. References in this report to the Company are references to Intellectual Technology, Inc., a Delaware corporation.

     Pursuant to and as a result of the acquisition of ITI Nevada, the Company's sole director resigned, a new Board of Directors designated by ITI Nevada management was elected, and the Company's business focus and operations became that of ITI Nevada.

Industry and Company Background

     Vehicle registration services are operated by all 50 states, the District of Columbia, and many foreign governmental authorities. Governments use vehicle registration as a means of generating revenues and to provide an orderly method of regulating the ownership and transfer of motor vehicles. Management of the Company believes that traditional methods of motor vehicle registration have resulted in delays experienced by members of the public, significant personnel and facility costs, the waste of preprinted materials and a generally inefficient disbursement process, as well as significant losses occasioned by fraud and theft. Based upon discussions with law enforcement officials, the Company believes that losses attributable to these problems are in the hundreds of millions of dollars.

     As early as 1987, ITI Nevada's founders envisioned streamlining the distribution of motor vehicle registrations through the development of an automated, self-service registration printing and dispensing device. From 1987 through 1991, the founders of ITI Nevada engaged in market research and product development. Two patents resulting from these activities were assigned by their inventors to American Registration Systems, Inc., an Indiana corporation ("ARS"). See Certain Relationships and Related Transactions." In 1992, ITI Nevada was formed to continue this process and commercialize the concepts that had been developed. One of the patents was acquired by ITI Nevada through the enforcement of a pledge agreement, and in October 1995, the remaining patent was assigned by ARS to ITI Nevada.

The ITI 2101A and Related Print Media

     The result of the efforts of ITI Nevada and its founders is the ITI 2101A printing system, which allows for the real time, on-site creation of vehicle registration forms and license decals on blank stock, including the imprinting of the vehicle license plate number on the decal. The Company believes that this on demand printing capability will allow Departments of Motor Vehicles to substantially reduce fraud and theft, increase revenue collection, and reduce personnel, inventory, and facility costs as a consequence of increased efficiencies. The ITI 2101A is designed to operate both as a stand alone unit in a printer server environment within a Department of Motor Vehicles ("DMV") office and as a self-service terminal which can be placed in locations remote from DMV offices. Both versions include user interface hardware and software and an operator panel to assist maintenance personnel while they load media, make print adjustments, and perform routine servicing.

     The Company believes that the ITI 2101A resolves the problems described above in "Industry and Company Background," in that it prints a vehicle registration with an applied decal on blank stock, thereby eliminating the need to dispose of preprinted stock at year end. Additionally, the ITI 2101A is designed to satisfy the security demands of Departments of Motor Vehicles in that it applies the vehicle license plate number to the decal, thus causing the decal to become significantly less valuable to thieves. The ITI 2101A is also equipped with a software system which accounts for all transactions effected through the printer, which significantly reduces the likelihood of DMV employee fraud or theft. Finally, when combined with the automated teller technology of NCR Corporation ("NCR"), the ITI 2101A is capable of acting as a self service terminal for motor vehicle registrations which can be established in locations remote from DMV offices, thereby reducing personnel and facilities costs.

     In the early 1990's, ITI Nevada worked with 3M Corporation of St. Paul, Minnesota ("3M") to develop a specially coated validation sheeting to be used in the printing of decals in real time at the point of issue. ITI Nevada's goal was to provide a validation decal which accepted thermally transferred printing and required no clear coating to meet industry standards for durability. This product was developed, and, by a letter dated January 24, 1995, 3M acknowledged that ITI Nevada would be 3M's exclusive distributor for the product. This exclusivity extends only to the product developed for ITI Nevada's system. Although 3M has on-going programs the objective of which are to develop other products for the validation sticker market, it has expressed its intent to limit its development of other distinct validation sheeting products to those which will not interfere with the exclusive validation sheeting distribution plan of the Company. This exclusivity permits the Company to serve as the sole source of the media in situations where a DMV might elect to purchase the ITI 2101A, rather than leasing it based on a per transaction pricing structure.

Marketing and Sales

     The primary market for the Company's printing systems and services consists of the Department of Motor Vehicles in each of the 50 U.S. states. The Company believes that the decision-making authority to purchase the Company's products is vested, as to any Department, in a limited number of administrative personnel. Accordingly, the persons to be contacted by the Company in making sales presentations and proposals are to be determined on a narrowly focused, strategic basis.

     The Company believes that the historical relationships which its Chairman, Christ M. Rousseff, has maintained with various Departments of Motor Vehicles and various administrators within those Departments, originating with Mr.
Rousseff's involvement in the photographic driver's license market (see "Directors and Executive Officers - Business Experience"), afford the Company a basis to address the vehicle registration-and-renewal market with significant efficiencies and a limited marketing staff. As a result, the Company intends to market its products and services primarily through an in-house marketing and sales staff, led by Mr. Rousseff. This staff currently consists of 2 members, and is anticipated to grow to 4 members in the coming 12-month period.

     As new accounts with additional states are established, however, the Company intends to supplement its sales staff to provide an expanded and ongoing range of contacts with each customer or client DMV. The purpose of this expanded sales coverage will be to allow developments in the Company's product line to be brought to the attention of each client DMV in a timely fashion and to promote customer satisfaction and loyalty.

     The Company solicits interest in its products primarily through direct contact with DMV officials and attendance at industry conferences. The initial marketing package consists of brochures and color photographs, which are supplemented with an explanation of the product's evolution and a videotaped demonstration of its performance. References of DMV officials of states where the Company has installed its products are supplied, along with an offer to demonstrate the products.

     Once a state has accepted the concept of the real time, on-site printing of motor vehicle registrations and license decals, it must then decide whether to acquire the ITI 2101A in the form of self-service terminals or as stand alone units operated by DMV personnel, or both. Indiana and Maryland have chosen to acquire both types of units. The Company also offers its customers the opportunity to acquire the ITI 2101A through an outright purchase or to lease the device through a transaction-based pricing mechanism, in which the Company is paid an amount which varies over time based upon the number of transactions for which the printer is used. The Company believes that most jurisdictions will choose to lease its products and pay for them through the transaction based pricing system.

Contracts

     In August 1996, ITI Nevada entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC"). The Indiana Contract became effective by its terms on November 1, 1996, and provides for the BMVC to lease from ITI Nevada both self-service terminals and stand alone printers. It requires ITI Nevada to install an initial group of 10 self-service terminals and 100 stand alone printers in locations to be agreed upon by the BMVC and ITI Nevada with a view to causing the installed terminals and printers to perform an estimated 1,400,000 vehicle registration transactions on an annual basis, based on vehicle registration figures from 1995. Following this initial phase of the Indiana Contract, the BMVC, at its option, may lease additional terminals and printers beyond those leased as part of the initial phase. Generally, the Indiana Contract provides for such additional terminals and printers to be leased in blocks of five additional terminals and 39 additional printers and for five such additional blocks. The BMVC has notified the Company of its agreement to lease all five additional blocks and has directed that such additional blocks be installed and implemented by November 1, 1997.

     The Indiana Contract may be terminated only in the event of a breach by either party which has not been cured after 60 days written notice or if the Director of the Indiana State Budget Agency makes a written determination that funds are not appropriated or otherwise available to support the continuation or performance of the agreement. The pricing of the Indiana Contract is on a per transaction basis, with the Company receiving an amount per transaction between $1.22 and $.85, with the amount per transaction generally decreasing as additional blocks of printers and self service terminals are leased but increasing with the passage of time. Additionally, after installation of all of the blocks, the BMVC, at its option, may lease additional terminals or printers. Each such additional lease would result in an increase in the per transaction fee for each installed terminal or printer.

     The term of the Indiana Contract is for a period of three years, subject to an option to renew on the part of the BMVC for an additional year. The Indiana Contract provides that title to the leased equipment and risk of its loss will remain with the Company. Shipping and delivery costs will be paid by the Company, and delivery must be made pursuant to a schedule to be agreed upon by the Company and the BMVC. Following delivery and installation of a printer or terminal and the Company's certification that it has been successfully installed and is ready for use, the BMVC is required to inspect the equipment and accept or reject it. All equipment installed pursuant to the Indiana Contract through the date of this Report has been accepted by the BMVC. The equipment may be rejected only if it fails to conform to the requirements of the agreement, including, but not limited to, the specifications of the Request for Proposal upon which the Indiana Contract is based. The Company is required to keep the leased equipment in good operating condition and provide support and maintenance services. Also, the Company is required to provide periodic maintenance as specified in its response to the BMVC Request for Proposal as well as remedial maintenance which satisfies response times set forth in the Company's response to the BMVC Request for Proposal. Generally, service and replacement parts are to be provided without charge to the BMVC.

     To assist it in performing its obligations under the Indiana Contract, effective as of August 1, 1996, ITI Nevada entered into a Subcontractor Agreement with NCR (the "NCR Agreement"), which generally requires the Company to provide the printers, printing media, facilities management, printer installation, customer billing, and self-service terminal provisioning aspects of the Indiana Contract, while NCR is responsible for providing the self service terminals, program management, software development, software maintenance, hardware maintenance, and self-service terminal installation. The NCR Agreement requires NCR to provide both remedial and preventative maintenance services. However, its pricing for maintenance of the Company's printers is based in part upon the Company's assumptions regarding the quantity and duration of service calls per printer per year. If actual failure rates exceed these estimates, the Company will be charged an hourly rate per service call. Generally, the NCR Agreement requires NCR to provide all of the support and service required for use of the system by the BMVC, including that associated with hardware and software designed or installed by the Company and third parties. However, the Company and certain software subcontractors are required to provide support to NCR in the servicing of components of the system contributed by them.

     The NCR Agreement, as amended by the parties, provides that the Company will pay NCR approximately $2,400,000 for its participation in the initial phase of the Indiana Contract. $600,000 of this amount is to be paid at the end of the contract term; $800,000 has been paid; and the remaining $1,000,000 is being paid at the rate of $100,000 per month. The fixed price for the first phase includes the costs of all hardware, software, maintenance, program management, system development, associated back office hardware, and 11 self-service terminals provided by NCR. The NCR Agreement also provides a schedule of fixed prices for each of the remaining five blocks of printers and terminals which may be leased by the Indiana BMVC. This pricing, which is identical for each block and generally declines over time, includes pricing for five self-service terminals and any associated hardware, software, installation and maintenance, as well as maintenance for 39 of the Company's stand alone printers and 90 days of program management. The NCR Agreement provides that the Company will be invoiced by NCR for any such additional block after the equipment included within that block has been installed and accepted by the BMVC. The NCR Agreement also provides for the installation of additional terminals and standalone printers, beyond those contained in the five blocks, the pricing of which is consistent with the pricing for the five blocks.

     The Department of Motor Vehicles of the State of Maryland has also entered into an agreement to acquire self-service terminals from NCR and stand alone printers and print media from the Company. On November 1, 1996, the Company received its first order for 11 ITI 2101A printing systems to be installed by NCR in self service terminals in the State of Maryland. The first self service terminals incorporating the ITI 2101A printer are scheduled to be installed there on April 17, 1997.

Manufacturing and Supply

     The Company does not manufacture its products and instead uses vendors to manufacture and supply all components and subassemblies of the ITI 2101A, to perform final assembly of its product, and to provide the printing media used by the ITI 2101A. The custom printing unit used for all ITI printing systems is manufactured by Zebra Technologies, Inc., of Vernon Hills, Illinois. The custom printers produced by Zebra Technologies are modified by Contract Manufacturing Integration ("CMI") of Poway, California, which functions as a complete manufacturing facility for the Company and provides various services, including without limitation final assembly, firmware integration, final testing, and quality control. CMI is responsible for employing the necessary manufacturing personnel. The printing media used by the ITI 2101A is produced exclusively for the Company by 3M Corporation of St. Paul, Minnesota (see "Business - The ITI 2101A and Related Print Media"). The Company has identified alternative vendor sources for all materials and assemblies used in its products other than the 3M printing media. The Company believes the use of vendors for its manufacturing process has allowed it to limit the size of its fixed overhead and to respond quickly to the volatility of its market which consists of a relatively small number of significant customers who order products at irregular intervals.

Competition

     The Company believes that it possesses a strong competitive position in the sale of the ITI 2101A and its related printing media. While the market is still in its infancy, the Company has established a reputation for providing quality products and is not aware of any active competitor within the market. Nevertheless, a risk of new market entrance by domestic and foreign competitors exists. While the Company believes that it possesses a significant lead time by virtue of its proprietary position, initial installed base and reputation, there can be no assurance that a better capitalized competitor will not successfully establish itself in the market or develop a technology which renders the Company's technology obsolete.

Patents

     The ITI 2101A is based in part on technologies which are proprietary to the Company and covered by two patents owned by ITI Nevada. The first patent, which was issued in 1990 (the "1990 Patent), covers an automatic fee collecting and receipt dispensing system particularly designed for vehicle registration transactions, including a customer interface for displaying information and receiving customer input and fee payments and a dispenser assembly for storing forms having preprinted areas and blank areas for receiving information specific to a transaction, a printer for printing information, and a dispensing device for the delivery of printed forms to customers. The second patent, which was issued in 1994 (the "1994 Patent"), covers an automatic form dispensing system for a variety of transactions which has a housing with an operator interface and form dispensing assembly and a roll of blank form stock and two rolls of carrier web containing blank stickers retained thereon by a pressure sensitive adhesive. The Company has filed for analogous patent protection in Canada, the United Kingdom, France, and Germany. United States patents are valid for a period of 17 years from the date of issue. No assurance can be given that the Company's patents will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's product infringed upon patents owned by the Company, enforcement of the Company's rights under the patents in an infringement action would be costly and would require the Company to divert funds and resources from other uses. Furthermore, there can be no assurance that the Company would be successful in enforcing such rights.

     The 1994 Patent was acquired by ITI Nevada from ARS in a transaction which originally required ITI Nevada to pay ARS $4,000,000 for the 1994 Patent by May 1997 (see "Business - Industry and Company Background" and "Certain Relationships and Related Transactions"). The due date of that payment obligation has been extended to May 1, 1999. If the Company is unable to pay this amount when it comes due and consequently loses control of the 1994 patent, such loss would have a material and adverse affect upon the business of the Company.

Employees

     The Company has nine full-time employees, of whom three are in executive or administrative positions and two are in sales positions. None of the Company's employees are currently represented by a union, and the Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company occupies approximately 3,800 sq. ft. of office space in San Diego, California. The space is subject to a five year lease expiring in the year 2001. The Company currently pays monthly rent of approximately $1,900 for this space. The Company's Vice President of Sales and Marketing shares have a suite of offices in Dayton Ohio as to which the Company bears its share of nominal expenses. The Company believes that these facilities are adequate to meet its anticipated needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently the subject of or party to any legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     Prior to the third quarter of 1996, there was no active market for the Company's securities, with transfers occurring on an infrequent and sporadic basis. The common stock of the Company commenced trading in the over the counter market in September 1996. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as reported by a market maker in the Company's securities. The prices reflected in the following table have not been adjusted to reflect the 1 for 50 reverse stock split in the Company's common stock which occurred in April 1997.

             Quarter Ended                 High Bid      Low Bid

          September 30, 1996                 $.01           $.01
          December 31, 1996                  $.01           $.01

     The  quotations  which appear above reflect  inter-dealer  prices,  without
retail  mark-up,   mark-  down  or  commission  and  may  not  represent  actual transactions.

     The Company has not paid any dividends on its common stock, and the Board of Directors of the Company presently intends to retain earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

     As of March 31, 1997, the Company had approximately 48 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, the Company's ability to obtain market acceptance of its products, and the market for sales of the Company's products, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated in the forward looking statements, which statements involve risks and uncertainties. In particular, the Company is subject to the following risks:

     1. The Company's success to date has depended in large part of the skills and efforts of Mr. Christ M. Rousseff, Chairman of the Board and Chief Executive Officer of the Company. The business of the Company would be significantly and adversely affected if it were to be deprived of the services of Mr. Rousseff. The Company has not obtained key man life insurance coverage with regard to Mr. Rousseff.

2. As a consequence of the Company's transaction base pricing structure, the Company will be required to raise a significant amount of capital. See "Management's Discussion and Analysis - Liquidity and Capital Resources." There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all.

3. As a consequence of its limited operating history and current working capital deficit, there can be no assurance as to the future profitability of the Company.

4. Substantially all of the Company's revenues have been, and in the foreseeable future will be, derived from contracts with a limited number of state Departments of Motor of Vehicles. The inability to obtain or maintain such contracts would have a material and adverse effect on the Company's financial condition and prospects.

5. The Company's revenues currently depend upon a limited product line. While the Company is seeking to develop, and will consider the acquisition of, new and related products, there can be no assurance that the Company will be successful in these efforts.

6. While the Company's products have been purchased by two jurisdictions, there can be no assurance that its products will be accepted by a significant number of additional jurisdictions.

7. The Company's printers, whether operating in a stand alone format or as part of a self-service terminal, require periodic maintenance and repair. If the rate of failure of its printers were to exceed current estimates, such failures could increase the cost of the Company's operations and potentially jeopardize existing and future contracts.

8. The sales price, lease payments, and service fees contained in the Company's agreements are fixed. Therefore, the Company will not be able to pass along any increases in its manufacturing and services costs during the terms of these agreements.

Plan of Operations

     The Company is a development stage enterprise the purpose of which is to design, manufacture and sell systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. Since its inception, the Company has been engaged principally in research and development of its products. As a result, the Company has generated only limited operating revenues to date and has incurred losses from such activities.

     During the next 12 months, the Company intends to focus its efforts in the following areas:

     * To complete the installation of self service terminals which are part of the initial phase of the Indiana Contract.

     * To cause the installation of the additional stand alone printers and self-service terminals called for by the Indiana Contract.

     * To expand its sales and marketing staff and increase its marketing efforts.

     * To enter into agreements for the sale or lease of its products with additional jurisdictions.

     * To obtain the equity capital necessary to complete its performance of its initial contracts and to repay the investment notes issued by it as part of its initial capitalization.

     * To initiate development of new opportunities in related areas, such as driver records, voter registration, tax payments, electronic benefit vouchers, driver's license extensions, traffic fine payments, fishing and hunting licenses, and utility payments.

Liquidity and Capital Resources

     To date the Company has financed its activities primarily through equity contributions and the incurrence of debt. The Company has only recently begun to generate operating revenue as a consequence of the Indiana Contract and the sale of printers to NCR in connection with the installation of self-service terminals in the State of Maryland. The Company believes that it would have sufficient liquidity from its existing stream of contractual lease payments from the Indiana Contract to maintain a minimal level of continuing operations without additional financing. However, to continue to deliver stand alone printers and self-service terminals under lease arrangements, which requires significant capital outlays, to repay its investment notes, and to increase its sales and marketing efforts, the Company will be required to adopt one or more financing alternatives, such as incurring additional debt, selling leases, or seeking additional equity capital contributions. Should additional sources of financing not be obtainable, the Company's liquidity would be adversely affected. Although management of the Company believes that the Company will have sufficient funding alternatives to finance its intended activities, there can be no assurance that any such alternatives will be effected on satisfactory terms or at all.

Impact of Inflation

     Inflation has not had any significant effect on the Company's expenses. However, the sales price, lease payments and service fees contained and to be contained in the Company's agreements with various jurisdictions are and will be fixed, and the Company will be unable to pass along any increases in manufacturing or service costs during the term of these agreements.


ITEM 7.   FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

Report of Independent Accountants                                        10
Balance Sheet                                                            11
Statements of Loss and Accumulated Deficit                               12
Statement of Stockholders' Equity                                        13
Statements of Cash Flows                                                 14
Notes to Financial Statements                                            15

                                BRIDGESTONE CORP.
                          (A Development Stage Company)


                      REPORT OF CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Bridgestone Corp.

We have audited the accompanying balance sheet of Bridgestone Corp. (a development stage company), as of December 31, 1996 and 1995, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity for each of the two years then ended, and for the period from inception (December 1, 1989) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgestone Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years then ended, and for the period from inception (December 1, 1989) to December 31, 1996, in conformity with generally accepted accounting principles.


Aurora, Colorado
March 18, 1997

COMISKEY & COMPANY
PROFESSIONAL CORPORATION

                                BRIDGESTONE CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 1996



                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalent                                           $54,912
     Total current assets                                             54,912

OTHER ASSETS
  Organizational costs (net)                                             500
     Total other assets                                                  500
     TOTAL ASSETS                                                    $55,412

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                       $40
  Accounts payable - related party                                        49
      Total current liabilities                                           89

STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value;
      20,000,000 shares authorized; no
      shares issued and outstanding                                       --
   Common stock, $0.00001 par value;
      500,000,000 shares authorized;
      55,000,000 shares issued and
      outstanding                                                        550
   Additional paid-in capital                                         89,791
   Deficit accumulated during the
      development stage                                              (35,018)
         Total stockholders' equity                                   55,323
         TOTAL LIABILITY AND STOCKHOLDERS                            $55,412



    The accompanying notes are an integral part of the financial statements.

                                BRIDGESTONE CORP.
                          (A Development Stage Company)

                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT


                                  Period from
                                December 1, 1989
                                 (inception) to        Year ended           Year ended
                                December 31, 1996   December 31, 1996    December 31, 1995
                                -----------------   ------------------   -----------------

REVENUES
  Investment income                   $14,696              $1,989              $2,368

EXPENSES
  General & Administrative             49,714               8,615               6,228
     Total expenses                    49,714               8,615               6,228

NET LOSS                              (35,018)             (6,626)             (3,860)

Accumulated deficit
   Balance, beginning of year              --             (28,392)            (24,532)
   Balance, end of year              $(35,018)           $(35,018)           $(28,392)

NET LOSS PER SHARE                    $  (NIL)            $  (NIL)            $  (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                 53,716,660          55,000,000              55,000





    The accompanying notes are an integral part of the financial statements.

                                Bridgestone Corp
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                       Deficit
                                                                     Accumulated
                                   Common               Additional    During the      Total
                                Stock Number             Paid-In     Development   Stockholders'
                                  of Shares    Amount    Capital        Stage         Equity
                               --------------  ------  -----------   -----------   -------------

Stock issued to officer/sole
director for cash,
$0.00022 per share               13,500,000     $135      $2,865      $                $3,000

Stock issued to related
parties for cash, $0.00022
per share                        15,750,000      158       3,342                         3,500

Stock issued to related
parties for cash, $0.00022
per share                        15,750,000      157       3,343                         3,500

Balance at Dec. 31, 1998         45,000,000      450       9,500                        10,000

Stock issued upon closing
of public offering, Oct. 29,
1990 $0.01 per share             10,000,000      100      99,900                       100,000

Deferred offering costs                                  (19,659)                      (19,659)

Loss for the period ended
Dec. 31, 1990                                                            (3,597)        (3,597)

Balance at Dec. 31, 1990         55,000,000      550      89,791         (3,597)        86,744

Loss for the period ended
Dec. 31, 1991                                                            (7,992)        (7,992)

Balance at Dec. 31, 2991         55,000,000      550      89,791        (11,589)        78,752

Loss for the period ended
Dec. 31, 1992                                                            (5,445)        (5,445)

Balance at Dec. 31, 1992         55,000,000      550      89,791        (17,034)        73,307

Loss for the period ended
Dec. 31, 1993                                                            (3,770)        (3,770)

Balance at Dec. 31, 1993         55,000,000      550      89,791        (20,804)        69,537

Loss for the period ended
Dec. 31, 1994                                                            (3,728)        (3,728)

Balance at Dec. 31, 1994         55,000,000      550      89,791        (24,532)        65,809

Loss for the period ended
Dec. 31, 1995                                                            (3,860)        (3,860)

Balance at Dec. 31, 1995         55,000,000      550      89,791        (28,392)        61,949

Loss for the period ended
Dec. 31, 1996                                                            (6,626)        (6,626)

Balance at Dec. 31, 1996         55,000,000      550      89,791        (35,018)        55,323



    The accompanying notes are an integral part of the financial statements.

                                BRIDGESTONE CORP.
                          A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                       Period from December
                                      1, 1989 (Inception) to        Year Ended             Year Ended
                                         December 31, 1996        December 31, 1996      December 31, 1995
                                     -------------------------   -------------------   --------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss                                    $(35,018)               $(6,626)               $(3,860)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
        Decrease in accounts payable                 40                   (225)                  (158)
        Decrease in accounts payable -
           related party                             49                     49                   (217)
        Decrease in prepaid expenses                 --                    233                   (233)
        Net cash used by operating
           activities                           (34,929)                (6,569)                (4,468)
CASH FLOWS FROM INVESTING
ACTIVITIES
   Increase in organizational costs                (500)                    --                     --
        Net cash used by investing
           activities                              (500)                    --                     --
CASH FLOWS FROM FINANCING
ACTIVITIES
   Issuance of common stock                     110,000                     --                     --
   Deferred offering costs paid                 (19,659)                    --                     --
        Net cash provided by financing
          activities                             90,341                     --                     --
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                            --                 (6,569)                (4,468)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                  --                 61,481                 65,949
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $54,912                $54,912                $61,481



    The accompanying notes are an integral part of the financial statements.

                                BRIDGESTONE CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.   Summary of Significant Accounting Policies Development Stage

Company

     Bridgestone Corp. (the "Company") was incorporated under the laws of the State of Delaware on December 1, 1989. Its office is located at the office of its President at 303 East 17th Avenue, Suite 800, Denver, Colorado 80203.

     The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. The Company's year end is December 31. It has no full-time employees and owns no real property. The Company intends to seek out and take advantage of business opportunities that may have potential for profit and, to that end, intends to acquire properties or businesses, or a controlling interest therein.
     Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

     On March 12, 1997, the Company acquired Image Technology, Inc. in the transaction more fully described in Note 5.

Organization Costs

     Organization costs will be amortized over a 60-month period commencing with the date the Corporation begins business.

Loss per Share

     Loss per share has been computed using the weighted average number of shares outstanding.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Public Offering

     On October 29, 1990, the Company completed its initial public offering after selling 10,000,000 units. Each unit consists of one share of common stock, one Class A warrant and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.25 per share for a period commencing with the date of the offering and terminating April 17, 1997 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.00001 per warrant upon thirty days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At December 31, 1996, no warrants have been exercised.

     The Company received net proceeds from the offering of $80,341 after deducting offering costs of $19,659.
3.   Related Party Transactions

     Heather Zane Anderson, P.C., a law firm, provided legal services for the Company, and was paid $32 and $2,069 during each of the two years ended December 31, 1996 and 1995, respectively. The amount paid in 1996 represents residual office expenses and was not a result of legal counsel provided. The sole principal of Heather Zane Anderson, P.C. owned 185,000 shares of the Company's common stock during the entire fiscal year.

     As of December 31, 1996, the Company's officer and sole director owned 12,500,000 shares of common stock during the entire 1996 fiscal year, representing approximately 23% of the Company's issued and outstanding common stock.

     The Company maintains its offices at the office of its President and Treasurer, for which it pays no rent.

4.   Income Taxes

     The Company has net operating loss carryforwards of approximately $34,500 expiring between 2005 and 2011. The carryforward may be limited or prohibited upon a reorganization or change in corporate ownership. The approximate income tax benefit from these carryforwards, totaling $6,641, has been offset by a valuation allowance. This valuation allowance increased by $1,216 during the year ended December 31, 1996.

5.   Subsequent Event

     On March 7, 1997, the Company entered into a plan of agreement of reorganization among the Company, Image Technology, Inc. ("ITI"), a Nevada Corporation, and the shareholders of ITI.

     The transaction was designed to qualify as a reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. The agreement provided that the Company would acquire all 25,000 of the
     outstanding   shares  of  ITI  in  exchange   for  the  issuance  to  ITI's
     shareholders of 450,000,000 restricted shares of the common stock, par value $0.00001 per share, of the Company, such restricted shares being sufficient to invest the ITI shareholders with a 90% ownership interest in the Company. The agreement also contemplated that a 1 for 50 reverse stock split of the outstanding common stock of the Company would be implemented within 10 days following the closing of the transaction.

     The agreement provided that finders working on behalf of the Company and ITI, respectively, would be issued stock in consideration for their pre-closing services. The agreement provided that the finder working on behalf of ITI would be issued shares of ITI stock, while the finder working on behalf of the Company would be issued not more than 1,000,000 shares of Company common stock. Neither finder is a principal stockholder of the Company within the meaning of SFAS No. 24, paragraph 24e.

     The agreement provided also that the Company or ITI would enter into a consulting agreement with both Robert Neece, the Company's president, and Ronald J. Miller, a principal stockholder of the Company.

     The transactions contemplated by the agreement were consummated on March 12, 1997, as a result of which ITI became the wholly owned subsidiary of the Company, and the sole officer and director of the Company resigned in favor of ITI designees.

     ITI has its headquarters in San Diego, California, and provides systems for the automated preparation and dispensing of motor vehicle registration forms and license plate sticker decals.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers of the Company

     The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:

      Name                  Age                         Position

Christ M. Rousseff          76             Chairman and Chief Executive Officer

Nicholas Litchin            69             Vice Chairman

Walter G. Fuller            55             President and Director

Janice L. Welch             55             Secretary/Treasurer and Director

John F. Grim                40             Vice President Sales/Marketing and
                                           Director

Family Relationships

     Mr. Rousseff is the father of Ms. Welch. No other family relationships exist between any directors or executive officers.

Business Experience

     The following is a brief account of the business experience during at least the past five years of each director and executive officer, including his or her principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Christ M. Rousseff is the Chairman of the Board and Chief Executive Officer of the Company and ITI Nevada, positions which he has held since March 12, 1997 and the formation of ITI Nevada in April 1992, respectively. From 1987 to 1992 he was the President of American Registration Systems, Inc., an Indiana corporation. From 1990 to 1992, he was the President of Advanced Identification Management Systems, Inc., a California corporation involved in the production of photographic driver's licenses for the State of New Hampshire. From 1985 to 1987, Mr. Rousseff was a consultant to Polaroid Corporation. From 1957 to 1970, Mr. Rousseff was the Chairman and Chief Executive Officer of DEK Processes, Inc., an Indiana corporation engaged in the production of photographic driver's licenses. In 1970, DEK was sold to Scott and Fetzer, a New York Stock Exchange Company, and Mr. Rousseff remained the President of DEK until 1977, at which time he repurchased DEK from Scott and Fetzer. He was the Chief Executive Officer of DEK until 1982, when that company was sold Mohawk Data Sciences, for which he consulted until 1984. In 1967 Mr. Rousseff founded the Industry Advisory Support Committee, a private industry group formed to assist and advise Departments of Motor Vehicles. He was the Chairman of that Committee from 1967 to 1977.

     Nicholas Litchin is the Vice Chairman of the Board of Directors of the Company and ITI Nevada, positions which he has held since March 12, 1997 and the formation of ITI Nevada in April 1992, respectively. From 1988 through 1992 Mr. Litchin was in retirement. Prior to that time from 1980 to 1989, Mr. Litchin was the President of Mercer Beverage Company of St. Henry, Ohio, an Ohio corporation engaged in beverage distribution. From 1973 to 1987, he was the Chairman of ABC Distributing Company of Defiance, Ohio, an Ohio corporation engaged in the distribution of beer, wine and soft drinks. From 1982 to 1991 Mr. Litchin was a Vice President of WMCR corporation of Altena, Michigan, an owner/operator of 53 KFC outlets.

     Walter G. Fuller is the President and a Director of the Company and ITI Nevada, positions which he has held since March 12, 1997 and the formation of ITI Nevada in 1992, respectively. He is also the President of M&S Steel Co., Inc., an Indiana corporation, which is a supplier of structural steel to the construction industry.

     Janice L. Welch is the Secretary/Treasurer and a Director of the Company and ITI Nevada. She has held her position with the Company since March 12, 1997 and with ITI Nevada since its formation on April 23, 1992.

     John F. Grim is the Vice President - Sales and Marketing of the Company and ITI Nevada. He has held his position with the Company since March 12, 1997 and with ITI Nevada since October 1, 1995. Prior to his employment with ITI Nevada and for a period of five years. Previous to this employment Mr. Grim worked for NCR Corporation for over fourteen years in various sales, marketing, and management capacities related to networking products and the Public Sector industry. Prior to departing NCR Mr. Grim was the head of NCR's Public Sector worldwide marketing organization.

ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1996, no officer or director of the Company received cash compensation or compensation of any type pursuant to any stock option or other similar plan.

Compensation of Directors

     The Company has recently adopted a policy of paying non-employee directors $250 per meeting plus expenses.

Employment Agreements

     Mr. Grim has entered into an agreement with the ITI Nevada to serve as its Vice President Sales/Marketing. This agreement became effective on October 1, 1995 and has a term of two years. It provides for monthly compensation of $8,333 and an annual bonus of $25,000.

Termination of Employment and Change of Control Arrangements

     None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 11, 1997, other than certain of its officers and directors, no person was known by the Company to own or control beneficially more than five percent of its outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by each director and officer of the Company and of all officers and directors as a group. The amounts set forth below reflect the 1 for 50 reverse stock split, which occurred in April 1997.


                                          Number of Shares
Name and Address of                       Owned Beneficially
Beneficial Owner         Title of Class   and of Record        Percent of Class

Janice L. Welch(1)       Common Stock        4,269,960               42.7%
10639 Roselle Street
Suite B
San Diego, CA 92121

Walter G. Fuller         Common Stock        2,999,880               30.0%
10639 Roselle Street
Suite B
San Diego, CA 92121

Nicholas Litchin (2)     Common Stock        1,294,920               12.9%
10639 Roselle Street
Suite B
San Diego, CA 92121

John F. Grim             Common Stock          180,000                1.8%
10639 Roselle Street
Suite B
San Diego, CA 92121

Christ M. Rousseff (3)   Common Stock          574,920                9.7%
10639 Roselle Street
Suite B
San Diego, CA 92121

All Officers and
Directors as a Group
(5 persons)              Common Stock        8,744,760               87.4%


(1) Includes 3,499,290 shares held of record by Ms. Welch as the Trustee of the J&S Trust.

(2) Includes 214,920 shares held of record by L&R Realty, an Indiana general partnership, of which Mr. Litchin is a partner, 699,840 shares held of record by the Litchin Family Partnership, of which Mr. Litchin is a general partner, and 360,000 shares held of record by Mercer Beverage Co., an Ohio corporation, of which Mr. Litchin is the President and a principal shareholder.

(3) Consists of 214,920 shares held of record by L&R Realty, of which Mr. Rousseff, is a partner, and 360,000 shares, held of record by Mercer Beverage Co. of which Mr. Rousseff's wife is a principal shareholder. Mr. Rousseff disclaims beneficial ownership of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 31, 1995, ITI Nevada and American Registration Systems, Inc. ("ARS"), an Indiana corporation owned and controlled by Mr. Rousseff, entered into a Purchase and Sale Agreement with regard to the 1994 Patent. In consideration of the transfer of the 1994 Patent, ITI Nevada agreed to pay to ARS the sum of $4,000,000 on or before May 1, 1997 and to assume ARS' royalty obligation to Mr. Rousseff of $.01 per transaction effected through any device incorporating the subject matter of the 1994 Patent. Failure by ITI to pay the purchase consideration would constitute an event of default, which under the contract would entitle ARS to terminate ITI's rights to the 1994 Patent. On March 11, 1997, this Agreement was amended to provide that ITI Nevada will have no payment obligation to ARS until May 1, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Financial Statements

          The following Financial Statements are filed as part of this report:

          Report of Independent Certificate Public Accountants

          Balance Sheets - December 31, 1996 and 1995

          Statements of Operations for the years ended December 31, 1996, December 31, 1995, and for the period from inception to December 31, 1996

          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, December 31, 1995, and for the period from inception to December 31, 1996

          Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995, and the period from inception to December 31, 1996

          Notes to Financial Statements

     (b)  Reports on Form 8-K:

          None.

     (c)  Exhibits

          3.1(a)    Certificate of Incorporation (1).

          3.1(b)    Amendment to Certificate of Incorporation (2).

          3.2       Bylaws 4(i). Specimen Stock Certificate(1).

          4.2       Specimen Class A Warrant Certificate (1).

          4.3       Specimen Class B Warrant Certificate (1).

          4.4       Unit Warrant Agreement (1).

          10.1      Purchase and Sale Agreement,  dated October 31, 1995, by and
                    between  American   Registration  Systems,  Inc.  and  Image
                    Technology, Inc.

          10.2      Addendum to Purchase  and Sale  Agreement  dated as of March
                    11, 1997.

          10.3      Equipment   Lease,   Support  and   Maintenance   Agreement,
                    effective November 1, 1996, by and between Indiana Bureau of Motor Vehicles Commission and Image Technology, Inc.

          10.4 Subcontractor Agreement, effective as of August 1, 1996, by and between NCR Corporation and Image Technology, Inc.

          10.5 EmploymentEmployment Agreement between Intellectual Technology and John F. Grim.

          11.       Statement re Computation of Pre-Share Earnings.

          21.       Subsidiaries of Registrant.

(1)  Incorporated   by  reference   to   Registrant's   Registration   Statement
     No. 33-33092-D, effective April 17, 1990.

(2) Incorporated by reference to Registrant's Registration on Form 8-A, filed April 10, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTELLECTUAL TECHNOLOGY, INC.


                                           By: /s/ Christ M. Rousseff
                                             ----------------------------------
                                               Christ M. Rousseff, Chairman
                                                    Date:  April 15, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date


By:/s/Christ M. Rousseff      Chairman and Chief Executive       April 15, 1997
   Christ M. Rousseff         Officer (Principal Executive
                              Officer)

By:/s/Janice L. Welch         Secretary/Treasurer and            April 15, 1997
    Janice L. Welch           Director
                              (Principal Financial Officer)

By:/s/Nicholas Litchin        Director                           April 15, 1997
    Nicholas Litchin


By:/s/Walter G. Fuller        Director                           April 15, 1997
    Walter G. Fuller


By:/s/John F. Grim            Director                           April 15, 1997
     John F. Grim