Form 10QSB
period 1997-03-31
INTELLECTUAL TECHNOLOGY INC
filed 1997-05-20
CIK 859914

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549



                                  FORM 10-QSB



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 1997

                   Commission file number:  33-33092-D

                       INTELLECTUAL TECHNOLOGY, INC.
       (Exact name of small business issuer as specified in its charter)

      Colorado                                        84-1130227
 (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                 Identification No.)

           10639 Roselle Street  Suite B  San Diego, CA   92121
                (Address of principal executive offices)

                              (619) 552-0001
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  -X-    No ---



As of May 19, 1997, 10,000,000 shares of common stock, par value $0.0005 per share, were outstanding.



Transitional Small Business Disclosure Format (check one):
                           Yes ---    No -X-

                                  INDEX

                                                                Page
                                                               Number

PART I.           FINANCIAL INFORMATION

         Item I.  Financial Statements

                  Balance Sheet, March 31, 1997                   3

                  Statements of Operations and
                  Accumulated Deficit (Unaudited)
                  for the three months ended
                  March 31, 1997                                  4

                  Statements of Cash Flows (Unaudited)
                  for the three months
                  ended March 31, 1997 and 1996                   5

                  Notes to financial statements                   6

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operations                        7-8

PART II.          OTHER INFORMATION                               8

                  Signatures                                      9



                             2

                       Intellectual Technology, Inc.
                            BALANCE SHEET
                           March  31, 1997
                             (Unaudited)


      ASSETS

CURRENT ASSETS
       Cash and cash equivalents                        $     7,537
       Accounts receivable                                  468,069
       Deposits                                              19,003
       Inventory                                            110,717
       Prepaid consulting fees                               50,000
                                                         ----------
      Total current assets                                  655,326

PROPERTY AND EQUIPMENT
       Vehicle registration equipment                       663,600
       Office and administrative equipment                   60,726
                                                           --------
                                                            724,326
       Accumulated depreciation                             153,358
                                                            -------
                                                            570,968

       Vehicle registration equipment installations
        in progress                                       1,870,620
                                                          ---------
       Total fixed assets, net                            2,441,588

OTHER ASSETS
       Patent, net of accumulated amortization            4,452,372
       Organization and start-up costs, net                 356,620
       Contract acquisition costs, net                       85,644
       Deferred loan fees                                    54,667
       Deferred NCR contract fees, net                      346,813
                                                          ---------
       Total other assets                                 5,296,116
                                                          ---------
      TOTAL ASSETS                                      $ 8,393,030
                                                          =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                 $ 1,330,993
       Accrued liabilities                                   65,473
       Notes payable - related parties                    1,354,140
       Notes payable - other                              1,163,107
       Accrued interest                                      47,970
                                                        -----------
      Total current liabilities                           3,961,683

OTHER LIABILITIES
       Due to related party                               4,000,000

STOCKHOLDERS' EQUITY
       Preferred stock, $0.00001 par value; 20,000,000 shares
          authorized; no shares issued and outstanding            -
       Common stock, $0.0005 par value; 500,000,000
          shares authorized; 10,000,000 shares issued and
          outstanding at March  31, 1997.                     5,000
       Additional paid-in capital                         1,185,250
       Accumulated deficit                                 (758,903)
                                                          ---------
      Total stockholders' equity                            431,347
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 8,393,030
                                                          =========
The accompanying notes are an integral part of the financial statements.
                            3


                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)




                                               For the three months
                                                  ended March  31,
                                             1997             1996

Sales, net                             $   612,996       $         -

Cost of sales                              300,386                 -
                                        ----------          --------
      Gross profit                         312,610                 -

OPERATING EXPENSES
      Selling, general and administrative
        expense                            143,854            50,055
       Research and development              7,853            19,141
       Rent                                  5,679                 -
       Interest expense                     80,218               173
       Depreciation and amortization       104,687                 -
       Start-up costs capitalized                -           (46,588)
                                           -------           -------

      Total expenses                       342,291            22,781
                                           -------           -------
NET LOSS                                   (29,681)          (22,781)
                                           =======           =======

Accumulated deficit
       Balance, beginning of period       (729,222)         (468,500)
                                           -------           -------
       Balance, end of period          $  (758,903)      $  (491,281)
                                           =======           =======
NET LOSS PER SHARE                     $      (NIL)      $      (NIL)
                                           =======           =======
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                 9,007,746         9,000,000
                                          =========         =========

The accompanying notes are an integral part of the financial statements.
                                   4


                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                         For the three months
                                            ended March  31,
                                            1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES   $   (499,632)  $ (24,094)

CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in patent costs               161           -
       Investment in vehicle registration
        equipment, software, and
        installation                        217,714         189
                                            -------     -------
          Net cash used by
               investing activities        (217,875)       (189)

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital contributions                  6,900      75,700
       New borrowings                       975,000           -
       Repayment of debt                   (211,964)          -
       Loan fees paid                       (61,500)          -
                                           --------     -------
          Net cash provided by financing
               activities                   708,436      75,700
                                           --------     -------
NET INCREASE IN CASH
       AND CASH EQUIVALENTS                   1,929      51,417

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                    5,608       2,906
                                           --------     -------
CASH AND CASH EQUIVALENTS,
       END OF PERIOD                       $  7,537    $ 54,323
                                            =======     =======



The accompanying notes are an integral part of the financial statements.
                                   5

                      Intellectual Technology, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                            March  31, 1997
                              (Unaudited)

1. Management's representation of interim financial information
The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.

2. Business combination with Bridgestone Corp.
Effective March 12, 1997, the shareholders of Image Technology, Inc., a Nevada corporation, ("ITI Nevada") exchanged 100% of the outstanding common stock of ITI Nevada for 450,000,000 shares of Bridgestone, Corp. in a transaction accounted for as a reverse acquisition. As a result of this transaction, the shareholders of ITI Nevada became the majority holders of Bridgestone Corp.,and ITI Nevada became a wholly owned subsidiary of Bridgestone Corp. In April, 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. All share and per share amounts, unless otherwise indicated, reflect this one for 50 reverse split.

All references to the Company in this document refer to Intellectual Technology, Inc. and its wholly owned subsidiary, Image Technology, Inc. The transaction has been accounted for as a recapitalization of the private company.

3. Development stage activities
Since its inception in 1992, ITI Nevada has been engaged in the research, development, design and promotion of its products. Until the November, 1996, the Company was a development stage enterprise as defined in SFAS No. 7, having generated virtually no operating revenues from such activities.

4. Significant new borrowings
During the first quarter of 1997, the Company issued the following new borrowings:

12% promissory note, face amount $150,000,
secured by equipment, inventory, accounts
receivable, tangible and intangible assets,
due April 14, 1997. Default interest rate
is set at 18%.                                           $150,000

15% installment note to NCR, face amount
$500,000, secured by all unencumbered property,
payable monthly at $100,000 through August 1,
1997.  This note represents the balance of the
1998.  NCR initial phase contract commitment               500,000

22.84% promissory note, face amount $820,000,
secured by pledge of accounts receivable, payable
monthly at $100,000 through November 30, 1997             820,000

8% unsecured advances from related party, payable
on demand                                                 155,400

8% unsecured advances from unrelated party, payable
on demand                                                   5,000
                                                         --------

                                                       $ 1,630,400
                                                         =========




                                      6

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                                OPERATIONS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated in the forward looking statements.

PLAN OF OPERATIONS

Since its inception in 1992 until the first quarter of 1997, the Company has been in the development stage and has been engaged primarily in the design, development and promotion of systems for the automated preparation and dispensing of motor vehicle registration forms. Effective November 1, 1996, ITI Nevada entered into an Equipment Lease, Support, and Maintenance Agreement ("the Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") which provides for the BMVC to lease from ITI both self-service terminals and stand alone printers. ITI is required to install a group of 11 self-service terminals and 96 stand-alone printers. The equipment contained in this initial group is projected to produce a total of
1.4 million vehicle registrations annually. The BMVC has also committed to lease an additional 25 self-service terminals and 195 stand alone printers, which equipment is to be installed by ITI by November 1, 1997.

The Indiana contract is priced on a per-transaction basis with the Company receiving between $0.85 and $1.22 per transaction. The contract extends for a period of three years, subject to an option to renew on the part of the BMVC for an additional year.

To assist it in performing its obligations under the Indiana Contract, ITI Nevada entered into a Subcontractor agreement with NCR ("the NCR Agreement")
 which requires the Company to provide the printers, printing media, facilities management, printer installation, billing and self-service terminal provisioning aspects of the Indiana Contract. As part of this contract, the Company is requiring NCR to provide the self service terminals, program management, software development, maintenance, and self-service terminal installation ("NCR Services"). The Company will pay NCR approximately $1,800,000 for its participation in the initial phase of the Indiana contract (consisting of NCR services to 11 self-service terminals and 96 stand alone printers). The Company will be billed separately for NCR services with respect to the additional 25 terminals and 195 printers requested by the BMVC. In addition, the Company will be billed separately on a quarterly basis for maintenance provided by NCR.

As of March 31, 1997, a total of 0 self service terminals and 96 stand alone printers had been installed and were operational.

For the remainder of the calendar year, the Company will be concentrating on the completion of its installation the 195 stand alone printers and 36 self services terminal called for by the Indiana Contract.

The Company has also entered into an agreement to sell the State of Maryland a total of 11 stand alone printers, 11 kiosks, and associated media products, similar to those provided under lease to the state of Indiana. The Company continues to pursue agreements for the sale or lease of its products with other jurisdictions.

The Company may engage in research and development of additional applications of its products in related areas such as driver records, voter registrations, tax payments, electronic benefit vouchers, driver's license extensions and similar areas.

The Company currently has 7 full time employees and one part time employee, of which four are in administration, two in marketing, and two in operations. The company anticipates expanding its marketing and operating personnel later in 1997.


                                     7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF
                          OPERATIONS (continued)


       LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, the Company received a total of $506,700 in revenue from the Indiana contract, representing approximately 415,000 transactions. It has been billed a total of $1.2 million by NCR, of which $700,000 has been paid and the remaining $500,000 has been converted to a
note which is payable in monthly installments of $100,000 per month.   An
additional $600,000 will be payable to NCR prior to November 1, 1997.

In order to sustain the level of capital outlay to continue to deliver stand alone printers and self service terminals under lease arrangements, to repay its investment notes and to increase its sales and marketing efforts, the Company will be required to secure additional financing.

It is anticipated that the additional terminals and printers requested by the State of Indiana will require approximately $2,600,000 in capital outlay, and that these costs will generally be payable early in the contract. The Company will recover these costs on a per-transaction basis over four years.

In addition to obligations to its general creditors and to NCR under the NCR agreement, the Company has incurred approximately $ 2.5 million in outstanding debt financing for its development stage activities through March 31, 1997. Of this amount, $938,000 is delinquent by the terms of the note instrument. The Company's monthly cash flow for debt service totals approximately $215,000.

For the quarter ended March 31 1997, the Company incurred approximately $144,000 in selling, general and administrative costs. Current expansion plans in the marketing department would add $50,000 per quarter to this amount.

The Company purchased its patents from an affiliated entity through the issuance of debt of $4,000,000. This amount, originally payable in May 1997, has been extended to May 1, 1999.


PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

       None

Item 2.Changes in Securities

       None

Item 3.Defaults upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       None

Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       (a)  Exhibit 27 - Financial Data Schedule, filed herewith
                         electronically

       (b)  Reports on Form 8-K    None


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 20, 1997                         INTELLECTUAL TECHNOLOGY, INC.

                                             BY: /S/  Janice L. Welch
                                             Secretary/Treasurer/Principal
                                             Financial Officer

                                       9