Form 10QSB/A
period 1997-03-31
INTELLECTUAL TECHNOLOGY INC
filed 1997-08-07
CIK 859914

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549



                                  FORM 10-QSB/A



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



                             2

                       Intellectual Technology, Inc.
                            BALANCE SHEET
                           March  31, 1997
                             (Unaudited)

      ASSETS

CURRENT ASSETS
       Cash and cash equivalents                        $     7,537
       Accounts receivable                                  468,069
       Deposits                                              19,949
       Inventory                                            110,717
       Prepaid consulting fees                               50,000
                                                         ----------
      Total current assets                                  656,272

PROPERTY AND EQUIPMENT
       Vehicle registration equipment                     2,535,525
       Office and administrative equipment                   60,726
                                                           --------
                                                          2,596,251
       Accumulated depreciation                             153,358
                                                            -------

       Total fixed assets, net                            2,442,893

OTHER ASSETS
       Patent, net of accumulated amortization            3,852,905
       Organization costs, net                                1,045
       Contract acquisition costs, net                       85,644
       Deferred loan fees                                    54,667
       Deferred NCR contract fees, net                      346,813
                                                          ---------
       Total other assets                                 4,341,074
                                                          ---------
      TOTAL ASSETS                                      $ 7,440,239
                                                          =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                 $ 1,330,993
       Accrued liabilities                                   98,805
       Notes payable - related parties                    1,354,140
       Notes payable - other                              1,163,107
       Accrued interest                                      47,970
                                                        -----------
      Total current liabilities                           3,995,015

OTHER LIABILITIES
       Due to related party (net of discount)             3,980,452

STOCKHOLDERS' EQUITY
       Preferred stock, $0.00001 par value; 20,000,000 shares
          authorized; no shares issued and outstanding            -
       Common stock, $0.0005 par value; 500,000,000
          shares authorized; 10,000,000 shares issued and
          outstanding at March  31, 1997.                     5,000
       Additional paid-in capital                         1,185,250
       Accumulated deficit                               (1,725,478)
                                                          ---------
      Total stockholders' equity                           (535,228)
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 7,440,239
                                                          =========
The accompanying notes are an integral part of the financial statements.
                            3


                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)




                                               For the three months
                                                  ended March  31,
                                             1997             1996

Sales, net                             $   612,996       $         -

Cost of sales                              308,719                 -
                                        ----------          --------
      Gross profit                         304,277                 -

OPERATING EXPENSES
      Selling, general and administrative
        expense                            135,521            50,055
       Research and development              7,853            19,141
       Rent                                  5,679                 -
       Interest expense                    138,361            54,993
       Depreciation and amortization        74,719            69,788
                                           -------           -------

      Total expenses                       362,133           193,977
                                           -------           -------
NET LOSS                                   (57,856)         (193,977)

Accumulated deficit
       Balance, beginning of period     (1,667,622)         (701,610)
                                         ---------           -------
       Balance, end of period          $(1,725,478)      $  (895,587)
                                         =========           =======
NET LOSS PER SHARE                     $      (NIL)      $      (NIL)
                                           =======           =======
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                 9,007,746         9,000,000
                                          =========         =========

The accompanying notes are an integral part of the financial statements.
                                   4


                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                         For the three months
                                            ended March  31,
                                            1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES   $   (499,632)  $ (24,094)

CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in patent costs               161         189
       Investment in vehicle registration
        equipment, software, and
        installation                        217,714           -
                                            -------     -------
          Net cash used by
               investing activities        (217,875)       (189)

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital contributions                  6,900      75,700
       New borrowings                       975,000           -
       Repayment of debt                   (211,964)          -
       Loan fees paid                       (61,500)          -
                                           --------     -------
          Net cash provided by financing
               activities                   708,436      75,700
                                           --------     -------
NET INCREASE IN CASH
       AND CASH EQUIVALENTS                   1,929      51,417

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                    5,608       2,906
                                           --------     -------
CASH AND CASH EQUIVALENTS,
       END OF PERIOD                       $  7,537    $ 54,323
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

PLAN OF OPERATIONS

Since its inception in 1992 until the first quarter of 1997, the Company has been in the development stage and has been engaged primarily in the design, development and promotion of systems for the automated preparation and dispensing of motor vehicle registration forms. Effective November 1, 1996, ITI Nevada entered into an Equipment Lease, Support and Maintenance Agreement ("the Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") which provides for the BMVC to lease from ITI both self-service terminals and stand alone printers. ITI is required to install an initial group of 10 self-service terminals and 100 stand-alone printers. The equipment contained in this initial group is projected to produce a total of
1.4 million vehicle registration transactions annually. The BMVC has also committed to lease an additional 25 self-service terminals and 195 stand alone printers, which equipment is to be installed by ITI by November 1, 1997.


The Indiana contract is priced on a per-transaction basis with the Company receiving between $0.85 and $1.22 per transaction. The contract extends for a period of three years, subject to an option to renew on the part of the BMVC for an additional year.

To assist it in performing its obligations under the Indiana Contract, ITI Nevada entered into a Subcontractor agreement with NCR ("the NCR Agreement") which requires the Company to provide the printers, printing media, facilities management, printer installation, billing and self-service terminal provisioning aspects of the Indiana Contract, while requiring NCR to provide the self service terminals, program management, software development, maintenance, and self-service terminal installation ("NCR Services"). The Company will pay NCR approximately $1,800,000 for its participation in the initial phase of the Indiana contract (consisting of NCR services to 11 self-service terminals and 100 stand alone printers). The Company will be billed separately for NCR services with respect to the additional 25 terminals and 195 printers requested by the BMVC. In addition, the Company will be billed separately on a quarterly basis for maintenance provided by NCR.

As of March 31, 1997, a total of 0 self service terminals and 96 stand alone printers had been installed and were operational.

For the remainder of the calendar year, the Company will be concentrating on the completion of its installation of the remaining 4 self service printers and 10 self service terminals which are part of the initial phase of the Indiana contract, as well as installing the 195 additional stand alone printers and 36 self services terminal called for by the Indiana Contract.

The Company has also entered into an agreement to sell the State of Maryland a total of 11 stand alone printers and 10 kiosks similar to those provided under lease to the state of Indiana. The Company continues to pursue agreements for the sale or lease of its products with other jurisdictions.

The Company may engage in research and development of additional applications of its products in related areas such as driver records, voter registrations, tax payments, electronic benefit vouchers, driver's license extensions and similar areas.

The Company currently has 7 full time employees and one part time employee, of which four are in administration and two are in marketing. The company anticipates expanding its marketing and operating personnel later in 1997.


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

In addition to obligations to its general creditors and to NCR under the NCR agreement, the Company has incurred approximately $2.5 million in outstanding debt financing for its development stage activities through March 31, 1997. Of this amount, $938,000 is delinquent by the terms of the note instrument. The Company's monthly cash flow for debt service totals approximately $215,000.

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

Date:   August 7, 1997                       INTELLECTUAL TECHNOLOGY, INC.

                                             BY: /S/  Janice L. Welch
                                             Secretary/Treasurer/Principal
                                             Financial Officer

                                       9