Form 10QSB
period 1997-06-30
INTELLECTUAL TECHNOLOGY INC
filed 1997-08-19
CIK 859914

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549



                                  FORM 10-QSB


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  June 30, 1997

                   Commission file number:  0-29138

                       INTELLECTUAL TECHNOLOGY, INC.
       (Exact name of small business issuer as specified in its charter)

      Colorado                                        84-1130227
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

                           Yes  -X-    No ---



As of August 18, 1997, 1997, 10,000,000 shares of common stock, par value $0.0005 per share, were outstanding.



Transitional Small Business Disclosure Format (check one):  Yes ---    No -X-

                                  INDEX

                                                                Page
                                                               Number

PART I.           FINANCIAL INFORMATION

         Item I.  Financial Statements

                  Balance Sheet, June 30, 1997                    3

                  Statements of Operations and
                  Accumulated Deficit (Unaudited)
                  for the three and six month periods ended
                  June 30, 1997 and 1996                          4

                  Statements of Cash Flows (Unaudited)
                  for the six months
                  ended June 30, 1997 and 1996                    5

                  Notes to financial statements                  6-7

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operations                       8-10

PART II.          OTHER INFORMATION                               11

                  Signatures                                      12



                             2

                       Intellectual Technology, Inc.
                            BALANCE SHEET
                           June 30, 1997
                             (Unaudited)

      ASSETS

CURRENT ASSETS
       Cash and cash equivalents                        $   162,109
       Accounts receivable                                  222,797
       Inventory                                            196,279
       Prepaid consulting fees                               69,767
                                                         ----------
      Total current assets                                  650,952

PROPERTY AND EQUIPMENT
       Vehicle registration equipment                     2,804,238
       Office and administrative equipment                   64,855
                                                           --------
                                                          2,869,093
       Accumulated depreciation                             294,557
                                                            -------

       Total fixed assets, net                            2,574,536

OTHER ASSETS
       Patent, net of accumulated amortization            3,790,868
       Organization costs, net                                1,888
       New Hampshire contract acquisition costs, net         63,714
       Deferred loan fees                                    37,291
       Deferred NCR contract fees, net                      333,997
                                                          ---------
       Total other assets                                 4,227,758
                                                          ---------
      TOTAL ASSETS                                      $ 7,453,246
                                                          =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                 $   529,296
       Accrued liabilities                                  158,273
       Notes payable - related parties                      191,209
       Notes payable - other                              1,076,625
       Accrued interest                                      74,415
                                                        -----------
      Total current liabilities                           2,029,818

OTHER LIABILITIES
       Due to related party (net of discount)             3,998,400
	 Long-term debt                                     2,138,860
                                                        -----------
                                                          6,137,260

STOCKHOLDERS' EQUITY
       Preferred stock, $0.00001 par value; 20,000,000 shares
          authorized; no shares issued and outstanding            -
       Common stock, $0.0005 par value; 500,000,000
          shares authorized; 10,000,000 shares issued and
          outstanding at March  31, 1997.                     5,000
       Additional paid-in capital                         1,186,550
       Accumulated deficit                               (1,905,382)
                                                          ---------
      Total stockholders' equity                           (713,832)
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 7,453,246
                                                          =========
The accompanying notes are an integral part of the financial statements.
                            3


                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)


                          For the quarter ended     For the six months ended
                          June 30,      June 30,    June 30,      June 30,
                          1997          1996        1997          1996
                          ---------     ---------   ----------    --------
SALES
    Indiana Contract     $  498,926    $        -  $ 1,005,663   $       -
    New Hampshire contract   74,878             -      148,269           -
    Maryland contract       174,443             -      207,311           -
                          ---------      --------   ----------    --------
      Total Sales           748,247             -    1,361,243           -

COST OF SALES
    Material cost           186,737             -      276,492           -
    Maintenance              36,444             -       82,008           -
    Depreciation and
       Amortization         170,973             -      344,373           -
                          ---------      --------   ----------    --------
      Total cost of sales   394,154             -      702,873           -

OPERATING EXPENSES
    Marketing                37,069        16,924       61,373      30,931
    General &
      Administrative        214,388        56,516      325,605      92,564
    Research & development   12,244         4,697       20,097      23,838
    Rent                      4,733             -       10,412           -
    Interest expense        177,447        55,805      315,808     110,798
    Depreciation and
      Amortization           87,316        69,791      162,035     139,579
                          ---------      --------    ---------    --------
     Total expenses         533,197       203,733      895,330     397,710
                          ---------      --------    ---------    --------
Loss from operations       (179,104)     (203,733)    (236,960)   (397,710)

Income taxes                    800           800          800         800
                          ---------      --------    ---------    --------
NET LOSS                   (179,904)     (204,533)    (237,760)   (398,510)

Accumulated deficit

 Balance, beginning of
      period             (1,725,478)     (895,587)  (1,667,622)   (701,610)
                          ---------     ---------    ---------   ---------
 Balance, end of period  (1,905,382)   (1,100,120)  (1,905,382) (1,100,120)
                          =========     =========    =========   =========

NET LOSS PER SHARE           (0.02)        (0.02)       (0.02)      (0.04)
                         =========      =========    ==========  =========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    10,000,000     9,000,000    9,583,333   9,000,000
                         ==========     =========    =========   =========





The accompanying notes are an integral part of the financial statements.
                                   4


                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                           For the six months
                                             ended June 30,
                                            1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES   $   (936,713)  $(110,704)

CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in patent costs            (8,812)       (472)
       Investment in non-contract equipment  (4,129)          -
       Investment in vehicle registration
        equipment, software, and
        installation                       (486,428)          -
                                            --------    -------
          Net cash used by
               investing activities        (499,369)       (472)

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital contributions                  8,200      108,360
       New borrowings                     3,614,190            -
       Repayment of debt                   (586,812)           -
       Repayment of related party debt   (1,376,495)           -
       Loan fees paid                       (66,500)           -
                                          ---------      -------
          Net cash provided by financing
               activities                 1,592,583      108,360
                                          ---------      -------
NET INCREASE IN CASH
       AND CASH EQUIVALENTS                 156,501      108,360

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                    5,608        2,906
                                           --------      -------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                     $  162,109    $      90
                                          =========      =======



The accompanying notes are an integral part of the financial statements.
                                   5

                      Intellectual Technology, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                             June 30, 1997
                              (Unaudited)

1.	Significant accounting policies

A complete summary of significant accounting policies may be found in the Company's audited financial statements for the year ended December 31, 1996 which were filed as part of the Company's Form 8-K dated March 12, 1997, and its subsequent amendments. The accompanying financial statements should be read in connection with these reports.

	Operations

Intellectual Technology, Inc. ("the Company") is engaged in the design, manufacture, leasing and sale of equipment supporting the automated preparation and dispensing of motor vehicle registration forms and license plate decals.

	Revenue Recognition

It is the Company's policy to recognize revenue as is appropriate under the terms of its contracts with its customers.

The majority of the Company's revenues are currently derived from an equipment lease contract with the State of Indiana. Revenues for this contract are recognized on a per transaction basis as they are billed. Support costs, which are billed up front early in the lease period by subcontractors, are deferred, and are being charged to operations over the term of the support contract. Maintenance costs are expensed as incurred.


	Vehicle Registration Equipment

Direct costs of the manufacture and installation of vehicle registration equipment have been capitalized and are being charged to operations over a four year period which represents the duration of the Indiana contract, plus extension provision. Also included in the financial statement caption Vehicle Registration Equipment are costs which qualify for deferral under SFAS No. 13 - Accounting for Leases. Specifically, these initial contract startup costs include direct costs to establish the terms and conditions of the contract.


2.	Management's representation of interim financial information


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


	6

                       Intellectual Technology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                             June 30, 1997
                              (Unaudited)

3.  	Refinancing of certain short term debt instruments

During the second quarter of 1997, ITI secured financing of $2,506,190, in the form of a 13.053% note payable in monthly installments of $100,000 through November, 1997, and $138,487 through November, 1999. Proceeds from this debt issuance were used to retire $1,998,100 in outstanding short term liabilities, including $1,260,000 which was owed to related parties. The remaining proceeds, which totaled approximately $508,000, were used for working capital purposes.


4.	Development stage activities

Since its inception in 1992, ITI Nevada has been engaged in the research, development, design and promotion of its products. Until November 1, 1996, the Company was a development stage enterprise as defined in SFAS No. 7, having generated virtually no operating revenues from such activities.




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


Effective November 1, 1996, ITI Nevada entered into an Equipment Lease, Support and Maintenance Agreement ("the Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") which provides for the BMVC to lease from ITI both self-service terminals and stand alone printers. ITI is required to install an initial group of 11 self-service terminals and 96 stand-alone printers. The equipment contained in this initial group is projected to produce a total of 1.4 million vehicle registration transactions annually. The BMVC has also committed to lease an additional 25 self-service terminals and 195 stand alone printers, which equipment is to be installed by ITI by November 1, 1997.

The Indiana contract is priced on a per-transaction basis with the Company receiving between $0.885 and $1.22 per transaction. The contract extends for a period of three years, subject to an option to renew on the part of the BMVC for an additional year.

To assist it in performing its obligations under the Indiana Contract, ITI Nevada entered into a Subcontractor agreement with NCR ("the NCR Agreement") wherein the Company will provide the printers, printing media, facilities management, printer installation, billing and self-service terminal provisioning aspects of the Indiana Contract. As part of this contract, the Company is requiring NCR to provide the self service terminals, program management, software development, maintenance, and self-service terminal installation ("NCR Services"). The Company will pay NCR approximately $1,800,000 for its participation in the initial phase of the Indiana contract (consisting of NCR services to 11 self-service terminals and 96 stand alone printers). The Company will be billed separately for NCR services with respect to the additional 25 terminals and 195 printers requested by the BMVC.

As of June 30, 1997, a total of two self service terminals and 130 stand alone printers had been installed and were operational.

For the remainder of the calendar year, the Company will be concentrating on the completion of its installation of the remaining printers and terminals called for under the Indiana contract.

The Company has also entered into an agreement to sell the State of Maryland a total of 11 stand alone printers, 11 kiosks, and associated media products similar to those provided under lease to the state of Indiana. The Company continues to pursue agreements for the sale or lease of its products with other jurisdictions.

The Company may engage in research and development of additional applications of its products in related areas such as driver records, voter registrations, tax payments, electronic benefit vouchers, driver's license extensions and similar areas.

	8

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                AND RESULTS OF OPERATION (continued)


The Company currently has 8 full time employees and one part time employee, of which four are in administration, two in marketing, and three in operations. The company may further expand its marketing and operating personnel in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are borrowings from third party investors, and internally generated cash flows.

The Company currently derives a substantial portion of its operating cash flow from receipts from the Indiana contract. The BMVC is billed monthly based on the number of transactions processed by the leased equipment for the preceding month. Bills are payable under standard 30 day terms.

The Company also receives revenue from a smaller contract with the state of New Hampshirefor drivers license photographic equipment, which is billed and payable monthly on a per transaction basis, and from sales of vehicle registration equipment and media to the State of Maryland.

Current assets decreased $6,000 from March 31, 1997 to June 30, 1997. This small decline reflects a reduction in accounts receivable of $245,000, an increase in inventory of $85,000 and an increase in cash of $155,000.

The Company's investment in vehicle registration equipment increased $269,000 during the second quarter of 1997.

During the second quarter of 1997, the Company refinanced certain short term obligations and trade payables. Accounts payable decreased by $800,000, while outstanding short term notes payable showed a net decline of $1,250,000, including $1,163,000 which was paid to retire related party indebtedness. The Company incurred a total of $2,506,000 in long term financing, which will be repayable with interest of 13.053% in monthly installments of ranging from
$100,000 to $138,487 through November, 1999.   In total, the Company's current
liabilities decreased from $4,000,000 at March 31, 1997 to $2,100,000 at June 30, 1997 as a result of this refinancing.

The Company continues to exhibit a working capital deficit, which totals $1,379,000 at June 30, 1997. The company plans to reduce this deficit by securing additional financing, and through the application of positive operating cash flows.

The long-term amount due to a related party increased from $3,980,000 to $3,998,000 at June 30, 1997. This reflects the remaining amortization of the discount associated with this debt, as well as a small payment which reduced the face amount of this obligation from $4,000,000. During the second quarter, the agreement governing repayment of this obligation was amended to provide for a due date of May, 1998.

During the second quarter, the Company realized gross profit of $354,000, or 47.3% as compared with $304,000 (49.6%) for the previous quarter. The total dollar increase reflects a $140,000 increase in billings to the state of Maryland, which is offset by a $97,000 increase in materials cost, and a small decline in maintenance costs.

The number of transactions on the Indiana contract, and the resulting revenues, declined slightly from the first quarter's amounts. Total transactions for the year to date period June 30, 1997, as well as gross profit levels, continue to meet management's expectations for the first year of the Indiana contract.

	9

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                 AND RESULTS OF OPERATION (continued)


For the quarter ended June 30, 1997, the Company's selling, general and administrative expenses increased to $251,000 from $136,000 from the first quarter. This increase is primarly due to increased payroll costs for the addition of a sales and operations person to service the Indiana contract and the addition of a monthly management fee to one of the Company's directors. It also includes a $24,000 increase in marketing costs which is reflective of the Company's efforts to obtain contracts with additional states.


	10

                        PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

	None

Item 2.	Changes in Securities

	None

Item 3.	Defaults upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	None

Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	"(a)  Exhibit 27 - Financial Data Schedule, filed herewith electronically"

	(b)  Reports on Form 8-K    None


         11

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 19, 1997                      INTELLECTUAL TECHNOLOGY, INC.

                                             BY: /S/  Janice L. Welch
                                             Secretary/Treasurer/Principal
                                             Financial Officer

                                       12