Form 10QSB
period 1997-09-30
INTELLECTUAL TECHNOLOGY INC
filed 1997-11-14
CIK 859914

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549







                                  FORM 10-QSB





        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended:  September 30, 1997



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




                           Yes  -X-    No ---







As of November 14, 1997, 1997, 10,000,000 shares of common stock, par value $0.0005 per share, were outstanding.







Transitional Small Business Disclosure Format (check one):  Yes ---    No -X-


                                  INDEX



                                                                Page

                                                               Number



PART I.           FINANCIAL INFORMATION



         Item I.  Financial Statements



                  Balance Sheet, September 30, 1997               3



                  Statements of Operations and

                  Accumulated Deficit (Unaudited)

                  for the three and nine month periods ended

                  September 30, 1997 and 1996                     4



                  Statements of Cash Flows (Unaudited)

                  for the nine months

                  ended September 30, 1997 and 1996               5



                  Notes to financial statements                  6-7



         Item 2.  Management's Discussion and Analysis or

                       Plan of Operations                       8-10



PART II.          OTHER INFORMATION                               11



                  Signatures                                      12


                       Intellectual Technology, Inc.

                            BALANCE SHEET
                           September 30, 1997
                             (Unaudited)



      ASSETS



CURRENT ASSETS

       Cash and cash equivalents                        $   286,668
       Accounts receivable                                  359,296
       Inventory                                            115,900
       Prepaid expenses                                      58,891
                                                         ----------

      Total current assets                                  820,755



PROPERTY AND EQUIPMENT

       Vehicle registration equipment                     3,727,618
       Office and administrative equipment                   68,740
                                                           --------
                                                          3,796,358
       Accumulated depreciation                            (602,160)
                                                            -------

       Total fixed assets, net                            3,194,198

OTHER ASSETS

       Patents, net                                       3,723,219
       Organization costs, net                                1,831
       New Hampshire contract acquisition costs, net         43,030
       Deferred loan fees                                    14,917
       Deferred NCR contract costs, net                     305,525
                                                          ---------
       Total other assets                                 4,088,522
                                                          ---------

      TOTAL ASSETS                                      $ 8,103,475
                                                          =========





      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

       Accounts payable                                 $   743,308
       Accrued liabilities                                  229,980
       Note payable                                       1,512,092
       Notes payable - related parties                      132,476
       Accrued interest payable                             174,735
                                                        -----------
      Total current liabilities                           2,792,591


OTHER LIABILITIES

       Due to related party (net of discount)             3,999,200
	 Long-term debt                                     2,286,826
                                                        -----------
      Total long-term liabilities                         6,286,026


STOCKHOLDERS' EQUITY

       Preferred stock, $0.00001 par value; 20,000,000 shares
          authorized; no shares issued and outstanding            -
       Common stock, $0.0005 par value; 500,000,000
          shares authorized; 10,000,000 shares issued and
          outstanding at March  31, 1997.                     5,000
       Additional paid-in capital                         1,186,550
       Accumulated deficit                               (2,166,692)
                                                          ---------
      Total stockholders' equity                           (975,142)
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 8,103,475
                                                          =========
The accompanying notes are an integral part of the financial statements.

                            3




                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)




                          For the quarter ended    For the nine months ended

                          Sept. 30,    Sept. 30,  Sept. 30,    Sept. 30,

                             1997          1996        1997          1996

                          ---------     ---------   ----------    --------

SALES

    Indiana Contract     $  863,603    $        -  $ 1,869,266   $       -
    New Hampshire contract   78,854             -      227,123           -
    Maryland contract        17,300             -      224,611           -
                          ---------      --------   ----------    --------
      Total Sales           959,757             -    2,321,000           -


COST OF SALES

    Material cost           194,433             -      470,925           -
    Maintenance              64,959             -      146,867           -
    Depreciation and
       Amortization         352,568             -      696,941           -
                          ---------      --------   ----------    --------
      Total cost of sales   611,960             -    1,314,833           -


OPERATING EXPENSES

    Marketing                61,508        41,816      122,881      72,747
    General &
      Administrative        226,944        63,447      562,961     156,011
    Research & development    9,045         5,248       29,142      29,086
    Interest expense        223,271        56,629      539,079     167,427
    Depreciation and
      Amortization           88,339        70,007      250,374     209,316
                          ---------      --------    ---------    --------
     Total expenses         609,104       237,147    1,504,437     634,857
                          ---------      --------    ---------    --------
Loss from operations       (261,310)     (237,147)    (498,270)   (634,857)

Income taxes                      -             -          800         800
                          ---------      --------    ---------    --------
NET LOSS                   (261,310)     (237,147)    (499,070)   (635,657)

Accumulated deficit

 Balance, beginning of
      period             (1,905,382)   (1,100,120)  (1,667,622)   (701,610)
                          ---------     ---------    ---------   ---------
 Balance, end of period  (2,166,692)   (1,337,267)  (2,166,692) (1,337,267)
                          =========     =========    =========   =========

NET LOSS PER SHARE           (0.03)        (0.03)       (0.05)      (0.07)
                         =========      =========    ==========  =========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    10,000,000     9,000,000    9,743,590   9,000,000
                         ==========     =========    =========   =========





The accompanying notes are an integral part of the financial statements.
                                   4


                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                           For the nine months
                                           ended September 30,
                                            1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES   $   (406,449)  $ (274,161)

CASH FLOWS FROM INVESTING ACTIVITIES

 Investment in patents and other assets     (12,752)      (2,893)
 Investment in non-contract equipment        (8,014)      (2,094)
 Investment in vehicle registration
  equipment, software, and installation  (1,409,808)  (2,615,527)
                                          ---------    ---------
          Net cash used by
               investing activities      (1,430,574)  (2,620,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                  8,200      252,684
Short term payables subsequently
  refinanced                               -    2,516,355
New borrowings                     4,396,076      200,000       Repayment of
debt                   (785,265)           -
       Repayment of related party debt   (1,434,428)      (7,787)
       Loan fees paid                       (66,500)           -
                                          ---------      -------
          Net cash provided by financing
               activities                 2,118,083    2,961,252
                                          ---------    ---------
NET INCREASE IN CASH
       AND CASH EQUIVALENTS                 281,060       66,577

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                    5,608        2,906
                                         ----------     --------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                     $  286,668    $  69,483
                                          =========      =======



The accompanying notes are an integral part of the financial statements
                                   5

                      Intellectual Technology, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                          September 30, 1997
                              (Unaudited)


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

A complete summary of significant accounting policies may be found in the Company's audited financial statements for the year ended December 31, 1996 which were filed as part of the Company's Form 8-K dated March 12, 1997, and subsequent amendments. The accompanying financial statements should be read in connection with these reports.

      Development Stage Activities

Since its inception in 1992 until the fourth quarter of 1996, the Company as in the development stage and had been engaged primarily in the design, development and promotion of systems for the automated preparation and dispensing of motor vehicle registration forms. The Company had no revenue until December 1996.

	Operations

Intellectual Technology, Inc. ("the Company") is engaged in the design, manufacture, leasing and sale of equipment that automates the preparation and dispensing of motor vehicle registration forms and license plate decals through self service terminals (SST's) and stand alone printers ("printers"). This printer produces a registration with a decal in real time utilizing a thermal ribbon.

Effective November 1, 1996, ITI entered into an Equipment Lease, Support, and Maintenance Agreement ("the Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the BMVC") which provides for the BMVC to lease from ITI both SST's and printers. ITI is to install a total of 36 SST's and 291 printers. All of this equipment will be owned by ITI.

	Revenue Recognition

The Indiana contract is priced on a per transaction basis with the Company receiving between $0.85 and $1.22 for each registration. This fee includes equipment lease and maintenance, media and management support. The contract extends for the three year period ending October 31, 1999, subject to an option to renew on the part of the BMVC for an additional year on the same terms and conditions. Billings are on an actual transaction basis, with no specified minimum transaction volume. The Indiana contract contains a Funding Cancellation Clause which provides that the BMVC's obligations under the contract will cease in the event that state funds are not appropriated or otherwise available. Billings under the Indiana Contract are prepared monthly by about the 15th of the following month under net 30 terms. The BMVC has been paying within these terms. The Company is unaware of any factors that may adversely affect the timing of payments from the BMVC.

There is relatively little uncertainty about future transaction levels as the demographics of the State of Indiana were considered when pricing the contract. Once all of the printers are in place, they will be the sole source of motor vehicle registrations and renewals in the State of Indiana.

ITI also receives revenue from the lease of other equipment to the State of New Hampshire for the dispensing of drivers' licenses. This contract expires on March 31, 1998, subject to renewal.

ITI also receives revenue from the sale of printers and printer media to NCR in connection with NCR's contract with the State of Maryland to provide SST's for motor vehicle registration renewals.






	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                        AND RESULTS OF OPERATIONS





Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements containws herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

Capitalized Contract Costs

Capitalized costs of the Indiana contract include the manufactured cost of the printers, freight and installation charges. ITI entered into a subcontractor agreement with NCR ("the NCR Agreement") for the initial stage of the Indiana Contract wherein the Company is responsible for the printers, printing media (tag stock, thermal ribbon and decals), facilities management, printer installation, billing and self-service terminal provisioning aspects of the Indiana Contract. NCR is to provide the self-service terminals and installation thereof, software development, hardware and software maintenance and program management through October 31, 1999. The Company will pay NCR approximately $1,800,000 for its participation in the initial phase of the Indiana Contract (consisting of NCR subcontractor services to 11 SST's and 96 printers. The Company will be billed separately for NCR services with respect to the additional 25 SST's and 195 printers requested by the BMVC.

The Company estimates that the capitalized contract cost will total $5.8 million. Of this total, $550,000 in program management provided by NCR and $670,000 in installation costs are being depreciated on a per transaction basis based upon management's estimated transaction volume from November 1, 1996 through October 31, 1999 (the contract end date).

The remaining contract cost representing the hardware and software are being depreciated on a per transaction basis based upon management's estimated transaction volume from November 1, 1996 through October 31, 2000 (the option year).

The Company has no reason to believe that the BMVC will not exercise its option to renew for the fourth year. There can be no guarantee, however, that technological advances between now and October 31, 1999 will not occur and effectively render the Indiana equipment obsolete. In the event that ITI determines that the marketability of its equipment has become impaired due to obsolescence, it will be necessary for the Company to seek out alternative markets for its equipment, or sustain a loss from this obsolescence. Management is currently unaware of any developments in the industry which would indicate that the Company's technology may become obsolete within the next four years.

Of the 5.8% million in contract costs to be depreciated, all but $1.4 million will be depreciated by the end of the lease term without extensions. The cost to re-engineer the equipment for use in another jurisdiction is estimated at $.5 million. In considering the propriety of a four year life, management estimates that the fair market value of the equipment will approximate the book value at the end of three years.

Non Capitalized Contract Costs

Non capitalized contract costs include media, contract management, equipment maintenance and network costs all of which are charged to operations as incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Certain statements contained in this report including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.









Liquidity and Capital Resources

The Company's principal sources of capital are borrowings from third party investors, and internally generated cash flows.

Operating cash flows are primarily derived from the per transaction fee earned from the Company's contract with the State of Indiana. In this the initial year of the Indiana contract, the Company experienced cash flow deficits during installation, as the State was gradually automated with ITI equipment. As of the end of the third quarter of 1997, 273 of 291 stand alone printers had been installed and were operational.

The majority of motor vehicle registrations in the State of Indiana are concentrated within the first 10 months of the calendar year. Consequently, ITI's cash flows for the fourth quarter are expected to be negative. However, total actual transactions for the first year of this contract continue to exceed management projections.

For the quarter ended September 30, 1997: (1) the Company's investment in vehicle registration equipment and installation costs was $923,000, of which, $782,000 was financed by secured third party financing at 13.045%, repayable through November 1999; (2) Repayment of this third party financing totaled $198,000; (3) Repayment of related party financing totaled $58,000; and (4) Cash flows from operating activities were $530,000. The third quarter 1997 was the first quarter in the Company's history that positive cash flows were generated from operations.

Since the beginning of 1997, the Company has invested a total of $1.4 million in vehicle registration equipment to support the Indiana contract. It has incurred new borrowings of approximately $4.4 million, with which it repaid outstanding debt to related parties of $1.4 million, and debt owed to unrelated parties of $785,000. Approximately $406,000 was used in support of operating activities. As a result, cash increased $281,000 during the nine month period ended September 30, 1997. The Company anticipates that it will spend another $1,700,000 in capital outlays to complete the installation of the equipment called for in the Indiana contract. The Company has received a commitment from a third party lender to finance the balance of the capital contract costs and this lender may finance part of the maintenance and media costs of the contract.

Debt service on the third party financing is $100,000 per month which increases to $138,000 per month in December 1997.

The Company continues to seek equity financing to cure working capital deficiencies and to pay off $3,999,200 for the purchase of Company patents plus accrued interest ($133,000 at September 30, 1997). These amounts plus additional accrued interest at 8% is due by May 1, 1998 to a corporation which is 49% owned by a current officer of ITI. The Company anticipates, in the event that funds are not available to retire this debt as of May 1, 1998, that the due date will be extended.

Results of Operations

For the nine months ended September 30, 1997, over 80% of the Company's revenues were generated from the Indiana contract. As of September 30, 1997, a total of 273 printers and 5 SST's had been installed and were operational. For the remainder of the calendar year, ITI will be concentrating on the completion of its installation of the remaining 18 printers and 31 SST's. The Company has also presented proposals to various other states for the lease of the Company's printer equipment.

ITI has received orders from NCR for the State of Maryland for another 17 printers and continues to sell media to NCR for use by the State of Maryland.

The contract with the State of New Hampshire expires in March 1998. Revenue and gross profit from this contract for the nine months ended September 30 1997 were $227,000 for $33,000, respectively. The Company has received a request by the State of New Hampshire to renew this contract for an additional year.

As of September 1, 1997, the Company terminated the portion of the subcontractor agreement with NCR that called for NCR to provide maintenance services for the printer equipment in Indiana. The Company has brought the maintenance function in house and has hired employees, leased vehicles and has leased an office/warehouse facility in Indiana. In the opinion of management, no adverse effect will result from this event.

During the quarter ended September 30, 1997 and in accordance with the contract provisions relating to the contractual matrix for the number of printers ordered and when they were ordered, the fee per transaction that ITI receives from the State of Indiana decreased from $1.22 to $.885. This had the effect of decreasing profit margins. For the quarter ended September 30, 1997: (1) ITI had a gross profit from the Indiana contract of $324,000 on sales of $863,000 compared to $264,000 and $499,000, respectively, for the previous quarter; (2) ITI had a gross profit from the State of Maryland of $13,000 on sales of $17,000 compared to $72,000 and $174,000, respectively, for the previous quarter; (3) Overall gross profit was $348,000 on sales of $960,000 compared to $354,000 and $748,000, respectively, for the previous quarter.

Of $1,314,833 in cost of sales incurred since January 1, 1997, $611,960 was incurred during the third quarter. This primarily attributable to increased depreciation expense, which is charged to operations on a per transaction basis. Third quarter transactions represented 52% of all 1997 transactions.












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



Date:   November 14, 1997                     INTELLECTUAL TECHNOLOGY, INC.



                                             BY: /S/  Janice L. Welch

                                             Secretary/Treasurer/Principal

                                             Financial Officer



                                       12
