Form 10-K
period 1997-12-31
INTELLECTUAL TECHNOLOGY INC
filed 1998-04-15
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          X ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1997

                _____ TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-29138

                          INTELLECTUAL TECHNOLOGY, INC.
           (Name of Small Business Issuer as specified in its charter)

             Delaware                                    84-1130227
(State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
 Incorportion or Organization)

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

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the Registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days. Yes X No ___.


Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB X


The Registrant's revenues for the fiscal year ended December 31, 1997 were $3,011,370.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 1998 was $2,510,480. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

As of April 13, 1998, the Registrant had outstanding 10,000,000 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990, or to Registrant's Report on Form 8-K dated March 27, 1997.

         Transitional Small Business Disclosure Format: Yes ___ No X

                                     PART I
ITEM 1.   BUSINESS.

Historical Development

Image Technology, Inc., a Nevada corporation based in San Diego, California ("ITI Nevada") was formed on April 23, 1992 to engage in the design, manufacture and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp., a Delaware corporation. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly-owned subsidiary of Bridgestone Corp. Bridgestone Corp., which was formed on December 1, 1989, for the purpose of seeking out and acquiring a business opportunity, had completed a public offering of common stock and warrants on October 29, 1990, realizing net proceeds of $80,341. In April of 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. References in this report to the Company and to ITI are references to Intellectual Technology, Inc., a Delaware corporation, and its predecessor and wholly owned subsidiary, ITI Nevada, on a consolidated basis.

Industry and Company Background

Vehicle registration services are operated by all 50 states, the District of Columbia, and many foreign governmental authorities. Governments use vehicle registration as a means of generating revenues and to provide an orderly method of regulating the ownership and transfer of motor vehicles. Management of the Company believes that traditional methods of motor vehicle registration have resulted in delays experienced by members of the public, significant personnel and facility costs, the waste of preprinted materials and a generally inefficient disbursement process, as well as significant losses occasioned by fraud and theft. Based upon discussion with law enforcement officials, the Company believes that losses attributable to these problems are in the hundreds of millions of dollars.

As early as 1987, ITI's founders envisioned streamlining the distribution of motor vehicle registrations through the development of an automated, self-service registration printing and dispensing device. From 1987 through 1991, the founders of ITI engaged in market research and product development. Two patents resulting from these activities were assigned by their inventors to American Registration Systems, Inc., an Indiana corporation ("ARS"). See "Certain Relationships and Related Transactions." In 1992, ITI was formed to continue this process and commercialize the concepts that had been developed. One of the patents was acquired by ITI Nevada through the enforcement of a pledge agreement, and in October 1995, the remaining patent was assigned by ARS to ITI Nevada. ARS subsequently assigned its interest in both patents to Intellectual Technology, Inc. in October 1995.

The ITI 2101A and Related Print Media

The result of the efforts of ITI and its founders is the ITI 2101A printing system, which allows for the real time, on-site creation of vehicle registration forms and license decals on blank stock, including the imprinting of the vehicle license plate number on the decal. The Company believes that this on demand printing capability will allow Departments of Motor Vehicles to substantially reduce fraud and theft, increase revenue collection, and reduce personnel, inventory, and facility costs as a consequence of increased efficiencies. The ITI 2101A is designed to operate both as a stand alone unit in a printer server environment within a Department of Motor Vehicles ("DMV") office and as a self-service terminal which can be placed in locations remote from DMV offices. Both versions include user interface hardware and software and an operator panel to assist maintenance personnel while they load media, make print adjustments, and perform routine servicing.

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


In the early 1990's, ITI worked with 3M Corporation of St. Paul, Minnesota ("3M") to develop a specially coated validation sheeting to be used in the printing of decals in real time at the point of issue. ITI's goal was to provide a validation decal which accepted thermally transferred printing and required no clear coating to meet industry standards for durability. This product was developed, and, by a letter dated January 24, 1995, 3M acknowledged that ITI would be 3M's exclusive distributor for the product. This exclusivity extends only to the product developed for ITI's system. Although 3M has on-going programs the objective of which are to develop other products for the validation sticker market, it has expressed its intent to limit its development of other distinct validation sheeting products to those which will not interfere with the exclusive validation sheeting distribution plan of the Company. This exclusivity permits the Company to serve as the sole source of the media in situations where a DMV might elect to purchase the ITI 2101A, rather than leasing it based on a per transaction pricing structure.

Marketing and Sales

The primary market for the Company's printing systems and services consists of the Department of Motor Vehicles in each of the 50 U.S. states. The Company believes that the decision-making authority to purchase the Company's products is vested as to any Department, in a limited number of administrative personnel. Accordingly, the persons to be contacted by the Company in making sales presentations and proposals are to be determined on a narrowly focused, strategic basis.

The Company believes that the historical relationships between key senior management and the State Motor Vehicle administrators and the limited number of competitors in this market permit the Company to approach the vehicle registration and renewal market with significant efficiencies. Consequently, the Company plans to market its products and services through its in-house marketing and sales staff which consists of three senior sales and marketing employees.

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

Once a state has accepted the concept of the real time, on-site printing of motor vehicle registrations and license decals, it must then decide whether to acquire the ITI 2101A in the form of self-service terminals or as stand alone units operated by DMV personnel, or both. Indiana has chosen to acquire both types of units. Maryland utilizes self-service terminals only. The Company also offers its customers the opportunity to acquire the ITI 2101A through leases using a transaction-based pricing mechanism, in which the Company is paid an amount which varies over time based upon the number of transactions for which the printer is used.

Contracts

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC"). The Indiana Contract became effective by its terms on November 1, 1996, and provides for the BMVC to lease from ITI both self-service terminals and stand alone printers. It required ITI to install an initial group of 11 self-service terminals and 100 stand alone printers in locations designated by the BMVC. Subsequently, the BMVC authorized the installation of an additional 25 self service terminals and 195 additional stand alone printers.

The installation of all of the stand alone printers was completed in November of 1997. Currently, there are 14 self service terminals installed with the remaining 22 scheduled for installation by the fourth quarter of 1998. Effective January 1, 1998, ITI equipment will process all of the approximately 5.7 million annual registration and renewal transactions in Indiana.

The Indiana Contract may be terminated only in the event of a breach by either party which has not been cured after 60 days written notice or if the Director of the Indiana State Budget Agency makes a written determination that funds are not appropriated or otherwise available to support the continuation or performance of the agreement. The pricing of the Indiana Contract is on a per transaction basis, with the Company receiving an amount per transaction between $1.22 and $.85, with the amount per transaction generally decreasing as additional blocks of printers and self service terminals were leased but increasing with the passage of time. Additionally, after installation of all of the blocks, the BMVC, at its option, may lease additional terminals or printers. Each such additional lease would result in an increase in the per transaction fee for each installed terminal or printer.

The term of the Indiana Contract is for a period of three years, subject to an option to renew on the part of the BMVC for an additional, fourth year. The Indiana Contract provides that title to the leased equipment and risk of its loss will remain with the Company. Shipping and delivery costs were paid by the Company. Following delivery and installation of a printer or terminal and the Company's certification that it has been successfully installed and is ready for use, the BMVC is required to inspect the equipment and accept or reject it. All equipment installed pursuant to the Indiana Contract through the date of this Report has been accepted by the BMVC. The equipment may be rejected only if it fails to conform to the requirements of the agreement, including, but not limited to, the specifications of the Request for Proposal upon which the Indiana Contract is based. The Company is required to keep the leased equipment in good operating condition and provide support and maintenance services. Also, the Company is required to provide periodic maintenance as specified in its response to the BMVC Request for Proposal as well as remedial maintenance which satisfies response times set forth in the Company's response to the BMVC Request for Proposal. Generally, service and replacement parts are to be provided without charge to the BMVC.

To assist it in performing its obligations under the Indiana Contract, effective as of August 1, 1996, ITI entered into a Subcontractor Agreement with NCR (the "NCR Agreement"), which generally requires the Company to provide the printers, printing media, facilities management, printer installation, customer billing, and self-service terminal provisioning aspects of the Indiana Contract, while NCR is responsible for providing the self service terminals, program management, software development, software maintenance, hardware maintenance, and self-service terminal installation. The NCR Agreement requires NCR to provide both remedial and preventative maintenance services with respect to the self service terminals.

The Maryland Department of Motor Vehicles contracted with NCR for the purchase of 11 self service terminals for the State of Maryland. ITI supplied NCR with the printing systems necessary for the issuance of registrations and decals from the self service terminals. As part of ITI's agreement with NCR in Maryland, all of the media (blank registration paper and decals) used by the state must be purchased from ITI.

ITI is negotiating with NCR to provide additional self service terminals to Maryland and directly with Maryland to lease ITI's over the counter, stand alone printing system.


Manufacturing and Supply

The Company does not manufacture its products and instead uses vendors to manufacture and supply all components and subassemblies of the ITI 2101A, to perform final assembly of its product, and to provide the printing media used by the ITI 2101A. The custom printing unit used for all existing ITI printing systems were manufactured by Zebra Technologies, Inc., of Vernon Hills, Illinois. The custom printers produced by Zebra Technologies are modified by Contract Manufacturing Integration ("CMI") of Poway, California, which functions as a complete manufacturing facility for the Company and provides various services, including without limitation final assembly, firmware integration, final testing, and quality control. CMI is responsible for employing the necessary manufacturing personnel. The decal used by the ITI 2101A is produced exclusively for the Company by 3M Corporation of St. Paul, Minnesota. The paper materials on which the registrations are supplied by NCR (see "Business - The ITI 2101A and Related Print Media"). The Company has identified alternative vendor sources for all materials and assemblies used in its products other than the 3M printing media. The Company believes the use of vendors for its manufacturing process has allowed it to limit the size of its fixed overhead and to respond quickly to the volatility of its market which consists of a relatively small number of significant customers who order products at irregular intervals.

Competition

The Company believes that it has a strong competitive position for the sale of its self service terminals, printing systems and related media supplies. Although the market is relatively young, ITI has established a reputation for providing quality products. ITI's innovative, successful solutions give it a significant lead over its competitors. None of ITI's competitors offer a solution incorporating both self service and real-time, over the counter or mail room applications.

The Company cannot guarantee that a better capitizated competitor will not develop a competitive product. The Company's proprietary technology and leading position in the market, however, make it unlikely that a larger company would choose to devote the time and resources to develop the technology on its own.


Patents

The ITI 2101A is based in part on technologies which are proprietary to the Company and covered by two patents owned by ITI. The first patent, which was issued in 1990 (the "1990 Patent), covers an automatic fee collecting and receipt dispensing system particularly designed for vehicle registration transactions, including a customer interface for displaying information and receiving customer input and fee payments and a dispenser assembly for storing forms having preprinted areas and blank areas for receiving information specific to a transaction, a printer for printing information, and a dispensing device for the delivery of printed forms to customers. The second patent, which was issued in 1994 (the "1994 Patent"), covers an automatic form dispensing system for a variety of transactions which has a housing with an operator interface and form dispensing assembly and a roll of blank form stock and two rolls of carrier web containing blank stickers retained thereon by a pressure sensitive adhesive. The Company has filed for analogous patent protection in Canada, the United Kingdom, France, Germany, and Mexico. United States patents are valid for a period of 17 years from the date of issue. No assurance can be given that the Company's patents will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor's product infringed upon patents owned by the Company, enforcement of the Company's rights under the patents in an infringement action would be costly and would require the Company to divert funds and resources from other uses. Furthermore, there can be no assurance that the Company would be successful in enforcing such rights. The Company has patent protection insurance in place to offset legal costs associated with any potential patent infringements or challenges.

The 1994 Patent was acquired by ITI from ARS in a transaction which originally required ITI to pay ARS $4,000,000 for the 1994 Patent by May 1997 (see "Business Industry and Company Background" and "Certain Relationships and Related Transactions"). The due date of that payment obligation has been extended to May 1, 1999. If the Company is unable to pay this amount when it comes due and consequently loses control of the 1994 patent, such loss would have a material and adverse affect upon the business of the Company.

Employees

The Company has fourteen full-time employees, of whom three are in executive or administrative positions, two are in engineering, and two are in sales positions. None of the Company's employees are currently represented by a union, and the Company believes that its relations with its employees are good.


ITEM 2.   PROPERTIES

The Company occupies approximately 3,800 sq. ft. of office space in San Diego, California. The space is subject to a five year lease expiring in the year 2001. The Company currently pays monthly rent of approximately $1,900 for this space. The Company's Vice President of Sales and Marketing shares a suite of offices in Dayton, Ohio as to which the Company bears its share of nominal expenses. The Company also leases approximately 1,875 square feet of office/warehouse space in Carmel, Indiana. The lease is for two years at a cost of $1,054.69 per month in year one, $1,107.81 per month in year two. The Company believes that these facilities are adequate to meet its anticipated needs for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not currently the subject of or party to any legal, proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Prior to the first quarter of 1998, there was no active market for the Company's securities, with transfers occurring on an infrequent and sporadic basis. The common stock of the Company commenced trading in the over the counter market in September 1996. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as reported by a market maker in the Company's securities. The prices reflected in the following table have been adjusted to reflect the 1 for 50 reverse stock split in the Company's common stock which occurred in April 1997.


             Quarter Ended                 High Bid      Low Bid

          September 30, 1996                 $0.01         $0.01
          December 31, 1996                  $0.01         $0.01
          March 31, 1997                     $  -          $  -
          June 30, 1997                      $  -          $  -
          September 30, 1997                 $3.00         $1.125
          December 31, 1997                  $2.1875       $1.00
          March 31, 1998                     $2.25         $1.125

The quotations which appear above reflect inter-dealer prices, without retail mark-up, mark-down or commission.

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

As of January 13, 1998, the Company had approximately 60 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.


Plan of Operations

The Company designs, manufactures and leases systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals.

Effective November 1, 1996, the Company commenced its lease contract with the State of Indiana. Prior to that date, the Company was engaged principally in research and development of its products and generated only limited operating revenues. During 1997, the Company's focus was upon:

Completing the installation of the self service terminals required in the initial phase of the Indiana Contract,

Installation of all stand alone printers called for in the Indiana contract,

Expanding the Company's sales and marketing staff and increasing its marketing efforts,

Seeking agreements for the lease of its products to additional jurisdictions.

In the coming twelve months, the Company will focus its efforts on:

Completing the installation of the remaining self service terminals in Indiana,

Expanding the Company's sales and marketing staff and increasing its marketing efforts

Seeking agreements for the lease of its products to additional jurisdictions

Obtaining the equity capital necessary to complete its performance of its initial contracts and to repay the investment notes issued by it as part of its initial capitalization and to pay off debt associated with patent acquisition.

Initiating the development of new opportunities in related areas.

Liquidity and Capital Resources

During 1997, the Company's principal source of capital was from borrowings from third party investors, augmented by internally generated cash flows. In 1998, the Company anticipates positive cash flows from operations. The following is a summary of the company's cash flows from operating, investing and financing activities:

                                         Year ended December 31,
                                            1997           1996

       Operating Activities           $  (891,524)  $ 1,244,939
       Investing Activities           $(1,634,188)  $(2,742,001)
       Financing Activities           $ 2,924,344   $ 1,499,764

       Net increase in cash           $   398,632   $     2,702

Operating cash flows are primarily derived from the per transaction fee earned from the Company's contract with the State of Indiana, which extends for three years, with a one-year renewal at the option of the State. Although management anticipates that the State will exercise its renewal option, there can be no guarantee that such renewal will occur. Likewise, the Indiana contract contains a provision whereby the contract may be terminated in the event that the State of Indiana fails to obtain budget approval for its automated vehicle registration program. Such termination would have a material adverse effect on the Company and its operations.

In 1997, the Company experienced cash flow deficits during installation, as the State was gradually automated with ITI equipment. As of December 31, 1997, all stand alone printers contracted for by Indiana had been installed and were operational. The Company received revenue on approximately 2.4 million transactions in 1997, and anticipates total revenue generating transactions in 1998 to be 5.8 million. Total actual transactions for the first year of this contract exceeded management projections.

Since the inception of the Indiana contract, the Company has invested a total of $4,278,000 in equipment and lease-related costs. To finance this investment, and to fund the repayment of bridge loans extended to the Company during its initial capitalization, the Company issued debt to third party investors totaling $4,968,000. These notes are secured by the Indiana contract equipment, and a pledge of Indiana contract receivables. The notes will be fully repaid by their terms in November 1999. The outstanding balance at December 31, 1997 was $4,443,229.
Debt service on the third party financing is $225,000 per month.

The Company continues to seek equity financing to cure working capital deficiencies and to pay off $3,999,200 for the purchase of Company patents plus accrued interest ($213,000 at December 31, 1997). These amounts plus additional accrued interest at 8% are due by May 1, 1999 to a corporation which is 49% owned by a current officer of ITI. The Company anticipates, in the event that funds are not available to retire this debt as of May 1, 1999, that the due date will be extended.

Results of Operations

During 1997, 82% of the Company's revenues were generated from the Indiana contract. Other sources of revenue include revenue from the sale of printers and printer media to the State of Maryland, and transaction fees earned from the State of New Hampshire under the Company's automated drivers' license contract with that state. Projected revenues from these other sources are expected to remain the same in 1998.

The Company's cost of sales includes amortization of Indiana and New Hampshire contract costs, periodic costs for the Company's maintenance crew, vehicles, and office/warehouse facility in Indiana, costs of printing media sold or supplied under the various contracts, and costs of equipment sold to Maryland.

Gross profit as a percentage of revenues was 42% in 1997 vs. 20% in 1996. Future profit margins are anticipated to equal or exceed 1997 levels.

Operating expenses were up 92% in 1997 over 1996 levels. This change is primarily due to increases in payroll and related costs, and consulting and legal costs related to public company compliance with regulatory requirements.


Effect of Inflation and Foreign Currency Exchange

The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.


Year 2000 Issue

The Company's management does not believe that theCompany will be materially adversely affected by the computer software Y2K issue.


ITEM 7.   FINANCIAL STATEMENTS.


The financial statements set forth in pages F-1 to F-12 of this report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's principal independent auditors did not resign or decline to stand for reelection, nor were they dismissed during the Company's two most recent fiscal years. The Company's financial statements for the year ended December 31, 1997 were audited by Comiskey & Company P.C., which had been the auditor for the registrant, Intellectual Technologies, Inc. (formerly known as Bridgestone Corp.), prior to the reverse acquisition of Image Technologies, Inc.

The financial statements of Image Technologies Inc. as of and for the year ended December 31, 1996, which have been presented in comparative form with the current year consolidated financial statements, were audited by Charles W. Butman, C.P.A. There have been no disagreements between Image Technologies, Inc. and Charles W. Butman C.P.A. on matters of accounting and financial disclosure.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Identification of Directors, Executive Officers, and Significant
Employees

The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:

      Name              Age                Position

Christ M. Rousseff       78     Chairman and Chief Executive Officer

Nicholas Litchin         71     Vice Chairman

Walter G. Fuller         57     President and Director

Janice L. Welch          57     Secretary/Treasurer and Director

John F. Grim             42  Vice President Sales/Marketing and
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

Christ M. Rousseff is the Chairman of the Board and Chief Executive Officer of the Company, positions which he has held since March 12, 1997 and the formation of ITI in April 1992, respectively. From 1987 to 1992 he was the President of American Registration Systems, Inc., an Indiana corporation. From 1990 to 1992, he was the President of Advanced Identification Management Systems, Inc., a California corporation involved in the production of photographic driver's licenses for the State of New Hampshire. From 1985 to 1987, Mr. Rousseff was a consultant to Polaroid Corporation. From 1957 to 1970, Mr. Rousseff was the Chairman and Chief Executive Officer of DEK Processes, Inc., an Indiana corporation engaged in the production of photographic driver's licenses. In 1970, DEK was sold to Scott and Fetzer, a New York Stock Exchange Company, and Mr. Rousseff remained the President of DEK until 1977, at which time he repurchased DEK from Scott and Fetzer. He was the Chief Executive Officer of DEK until 1982, when that company was sold to Mohawk Data Sciences, for which he consulted until 1984. In 1967 Mr. Rousseff founded the Industry Advisory Support Committee, a private industry group formed to assist and advise Departments of Motor Vehicles. He was the Chairman of that Committee from 1967 to 1977.

Nicholas Litchin is the Vice Chairman of the Board of Directors of the Company, positions which he has held since March 12, 1997 and the formation of ITI in April 1992, respectively. From 1988 through 1992 Mr. Litchin was in retirement. Prior to that time from 1980 to 1989, Mr. Litchin was the President of Mercer Beverage Company of St. Henry, Ohio, an Ohio corporation engaged in beverage distribution. From 1973 to 1987, he was the Chairman of ABC Distributing Company of Defiance, Ohio, an Ohio corporation engaged in the distribution of beer, wine and soft drinks. From 1982 to 1991 Mr. Litchin was a Vice President of WMCR corporation of Altena, Michigan, an owner/operator of 53 KFC outlets.

Walter G. Fuller is the President and a Director of the Company positions which he has held since March 12, 1997 and the formation of ITI in 1992, respectively. He is also the President of M&S Steel Co., Inc., an Indiana corporation, which is a supplier of structural steel to the construction industry.

Janice L. Welch is the Secretary/Treasurer and a Director of the Company. She has held her position with the Company since March 12, 1997 and with ITI since its formation on April 23, 1992.

John F. Grim is the Vice President - Sales and Marketing of the Company.
He has held his position with the Company since March 12, 1997 and with ITI since October 1, 1995. Prior to this employment Mr. Grim worked for NCR Corporation for over fourteen years in various sales, marketing, and management capacities related to networking products and the Public Sector industry. Prior to departing NCR Mr. Grim was the head of NCR's Public Sector worldwide marketing organization. Mr. Grim is also a Director of the Company.

Involvement in Certain Legal Proceedings

No officer director, significant employee, promoter or control person of the Company has been involved in any event of the type described in
Item 401(d) of Regulation SB during the past five years.


Compliance with Section 16(a) of the Exchange Act

Not applicable

ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1997:

                                                       Long Term
                     Annual Compensation         Compensation Awards

                                               Restricted
                                               Stock   Options  Other
Name and Position   Year    Salary     Bonus   Awards  & Sar's  Comp.

Christ M. Rousseff  1995      $-0-       $-0-     $-0-     $-0-  $-0-
CEO, Chairman of    1996      $-0-       $-0-     $-0-     $-0-  $-0-
the Board           1997      $-0-       $-0-     $-0-     $-0-  $-0-

John F. Grim        1995      $25,000    $-0-     $-0-     $-0-  $-0-
VP Marketing        1996     $125,000    $-0-     $-0-     $-0-  $-0-
and Director        1997     $125,000    $-0-     $-0-     $-0-  $-0-



Compensation of Directors

The Company has adopted a policy of paying non-employee directors $250 per meeting plus expenses.


Employment Agreements

Mr. Grim has entered into an agreement with the Company to serve as its Vice President Sales/Marketing. This agreement became effective on October 1, 1995 and has a term of two years. It provides for monthly compensation of $8,333 and an annual bonus of $25,000.


Termination of Employment and Change of Control Arrangements

     None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


As of April 14, 1998, other than certain of its officers and directors, no person was known by the Company to own or control beneficially more than five percent of its outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by each director and officer of the Company and of all officers and directors as a group. The amounts set forth below reflect the 1 for 50 reverse stock split, which occurred in April 1997.


                                          Number of Shares
Name and Address of                       Owned Beneficially
Beneficial Owner         Title of Class   and of Record      % of Class

Janice L. Welch(1)     Common Stock        4,194,960            41.9%
10639 Roselle Street
Suite B
San Diego, CA 92121

Walter G. Fuller       Common Stock        2,999,880            30.0%
10639 Roselle Street
Suite B
San Diego, CA 92121

Nicholas Litchin (2)   Common Stock        1,294,920            12.9%
10639 Roselle Street
Suite B
San Diego, CA 92121

John F. Grim           Common Stock          180,000             1.8%
10639 Roselle Street
Suite B
San Diego, CA 92121

Christ M. Rousseff (3) Common Stock          574,920             9.7%
10639 Roselle Street
Suite B
San Diego, CA 92121


All Officers and
Directors as a Group
 (5 persons)           Common Stock         8,669,760          87.4%


 (1) Includes 3,494,920 shares held of record by Ms. Welch as the Trustee of the J&S Trust.

 (2) Includes 214,920 shares held of record by L&R Realty, an Indiana general partnership, of which Mr. Litchin is a partner, 699,840 shares held of record by the Litchin Family Partnership, of which Mr. Litchin is a general partner, and 360,000 shares held of record by Mercer Beverage Co., an Ohio corporation, of which Mr. Litchin is the President, and of which Mrs. Litchin is a principal shareholder. Mr. Litchin disclaims beneficial ownership of these shares.

 (3) Consists of 214,920 shares held of record by L&R Realty, of which Mr. Rousseff, is a partner, and 360,000 shares, held of record by Mercer Beverage Co. of which Mr. Rousseff's wife is a principal shareholder. Mr. Rousseff disclaims beneficial ownership of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On October 31, 1995, ITI and American Registration Systems, Inc. ("ARS"), and Indiana corporation 49% owned by the CEO of ITI, entered into a Purchase and Sale Agreement with regard to the 1994 Patent. In consideration of the transfer of the 1994 Patent, ITI agreed to pay to ARS the sum of $4,000,000 before May 1, 1997 and to assume ARS's royalty obligation to Mr. Rousseff of $0.01 per transaction effected through any device incorporating the subject matter of the 1994 Patent. Failure by ITI to pay the purchase consideration would constitute an event of default, which, under the contract would entitle ARS to terminate ITI's rights to the 1994 Patent. On March 11, 1997, this Agreement was amended to provide that ITI will have no payment obligation to ARS until May 1, 1999.

The Company from time to time has obtained temporary financing from its directors and officers. A total of $600,000 was borrowed in 1996, and such amount was repaid in 1997 along with 12% interest.

During 1997, the Company obtained temporary financing from shareholders or parties related to shareholders. The Company borrowed a total of $125,325 through December 31, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Financial Statements

The following Financial Statements are filed as part of this report:

  Report of Independent Certificate Public Accountants

  Balance Sheets - December 31, 1997 and 1996

  Statements of Loss for the years ended December 31, 1997 and 1996

  Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997 and 1996

  Statements of Cash Flows for the years ended December 31, 1997 and
  1996

  Notes to Financial Statements


(b)  Reports on Form 8-K:

None.


(c)  Exhibits

3.1(a)    Certificate of Incorporation (1).

3.1(b)    Amendment to Certificate of Incorporation (2).

3.2       Bylaws 4(i). Specimen Stock Certificate(1).

4.2       Specimen Class A Warrant Certificate (1).

          Specimen Class B Warrant Certificate (1).

 10.1 Purchase and Sale Agreement, dated October 31, 1995, by and between American Registration Systems, Inc. and Image Technology, Inc. (3)

 10.2      Addendum to Purchase and Sale Agreement dated as of March
           11, 1997. (3)

 10.3 Equipment Lease, Support and Maintenance Agreement, effective November 1, 1996, by and between Indiana Bureau of Motor Vehicles Commission and Image Technology, Inc. (3)

10.4 Subcontractor Agreement, effective as of August 1, 1996, by and between NCR Corporation and Image Technology, Inc. (3)

10.5      Employment Agreement between Intellectual Technology and John
          F. Grim. (3)

21.       Subsidiaries of Registrant. (3)



 (1) Incorporated by reference to Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990.

 (2) Incorporated by reference to Registrant's Registration on Form 8-K(A), filed April 10, 1997.

(3) Incorporated by reference to Registrant's Form 10KSB for the year ended December 31, 1996

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTELLECTUAL TECHNOLOGY, INC.


                                           By: /s/ Christ M. Rousseff
                                    ----------------------------------
                                           Christ M. Rousseff, Chairman
                                           Date:  April 15, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date

By:/s/Christ M. Rousseff  Chairman and Chief Executive   April 15, 1998
Christ M. Rousseff        Officer (Principal Executive
                          Officer)


By:/s/Janice L. Welch     Secretary/Treasurer and        April 15, 1998
Janice L. Welch           Director
                         (Principal Financial Officer)


By:/s/Nicholas Litchin    Director                       April 15, 1998
Nicholas Litchin


By:/s/Walter G. Fuller    Director                       April 15, 1998
Walter G. Fuller


By:/s/John F. Grim        Director                       April 15, 1998
John F. Grim

Index to Financial Statements

INTELLECTUAL TECHNOLOGY, INC.

Report of Comiskey & Company P.C. Independent
Certified Public Accountants                                      F-1(a)

Report of Charles W. Butman, Independent Certified
Public Accountant                                                 F-1(b)

Balance Sheet                                                 F-2 and F-3

Statements of Operations                                          F-4

Statements of Cash Flows                                          F-5

Statements of Stockholders' Equity                                F-6

Notes to Financial Statements                                F-7 through F-12

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have audited the accompanying balance sheet of Intellectual Technology, Inc. as of December 31, 1997, and the related statements of Loss and Accumulated Deficit, Cash Flows, and Stockholders' Equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Image Technology, Inc., the predecessor of Intellectual Technology, Inc., for the year ended December 31, 1996, were audited by other auditors, whose report dated May 23, 1997 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellectual Technology Inc. as of December 31,
1997, and the results of its operations, cash flows and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.

Denver, Colorado
January 28, 1998

COMISKEY & COMPANY
PROFESSIONAL CORPORATION


                                        F-1(a)

INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Image Technology, Inc. (a Nevada corporation) as of December 31, 1996, and the related statements of income and retained earnings (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Charles W. Butman
Certified Public Accountant
San Marcos, CA

May 23, 1997


                                        F-1(b)

INTELLECTUAL TECHNOLOGY, INC.
Balance Sheet
December 31, 1997


ASSETS

Current Assets

   Cash and equivalents (including savings of $361,000) $ 404,240 Accounts receivable (net of uncollectible
     allowance of $0)                                          317,538
   Inventories                                                 120,148
   Employee advances                                            15,500
   Restricted cash                                              21,202
   Prepaid expenses                                             31,464
                                                            ----------
    Total current assets                                       910,092

Property and Equipment
   Contract equipment                                        4,277,346
   Equipment - non contract                                     58,121
   Office equipment, furniture and improvements                 20,084
                                                           -----------
                                                             4,355,551
    Less accumulated depreciation                              828,887
                                                           -----------
Total property and equipment                                 3,526,664

Intangibles and Other Assets

    Patents, net of accumulated amortization of $607,000 3,657,117 New Hampshire contract costs, net of amortization of
        $107,000                                                16,075
    Deposits                                                    81,548
    Organization costs, net of amortization of $400              1,669
                                                          ------------
        Total other assets                                   3,756,409
                                                          ------------
  TOTAL ASSETS                                              $8,193,165
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                          $400,502
    Accrued expenses	                                           247,072
    Notes payable related parties                              125,325
    Notes payable other                                         59,000
    Current portion of long term debt                        2,156,192
    Accrued interest payable                                   268,466
                                                             ---------
       Total current liabilities                             3,256,557

Other liabilities

    Long term debt (net of current portion)                  2,287,037
    Due to related party                                     3,998,000
                                                             ---------
       Total other liabilities                               6,285,037

Stockholders' equity
    Preferred stock, $0.00001 par value, 10,000,000 shares
      authorized,no shares issued or outstanding                     -
    Common stock, $0.00001 par value, 20,000,000 shares
      authorized, 10,000,000 shares issued and outstanding         100
    Additional paid in capital	                               1,186,250
    Accumulated deficit                                     (2,534,779)
                                                            ----------
      Total stockholders' equity                            (1,348,429)
                                                            ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            8,193,165
                                                            ==========
The accompanying notes are an integral part of the financial statements.

INTELLECTUAL TECHNOLOGY, INC.
Statements of Loss
For the years ended December 31, 1997 and 1996

                                                     1997        	1996
Revenues
    Leasing fees, registration equipment         $2,472,032     $22,550
    Leasing fees, drivers' license equipment        298,927      48,672
    Sales, registration equipment and media         240,411           -
                                                 ----------     -------
  Total revenues                                  3,011,370      71,222

Cost of Revenues
    Materials                                       609,211      25,093
    Maintenance                                     314,293      10,732
    Depreciation and amortization                   789,355      21,362
    Insurance                                        12,604           -
    Taxes                                             9,250           -
    Royalties                                        24,442           -
                                                -----------     -------
        Total Cost of Revenues                    1,759,155      57,187
                                                -----------     -------
        Gross Profit                              1,252,215      14,035

Operating Expenses:
    Selling                                         133,668     113,701
    General and Administrative                      884,933     268,854
    Research and Development                         32,220      34,936
    Patent Amortization                             281,430     279,201
    Depreciation                                     22,043       3,876
                                                -----------    --------
        Total operating expenses                  1,354,294     700,568
                                                -----------    --------
       Loss from operations                       (102,079)   (686,533)

Non-operating income and expense
    Interest income                                 (4,841)          -
    Interest expense, including amortization of
      loan fees                                    769,919     279,479
                                               -----------    --------
       Total non-operating expense                 765,078     279,479
                                                -----------    --------
         Net loss before income taxes             (867,157)   (966,012)

          Income taxes                                   -           -
                                                -----------    --------
         Net loss                                $(867,157)  $(966,012)
                                               ===========    ========
         Loss per share - basic                     $(0.09)     $(0.11)
                                                ===========    ========
Weighted average number of shares outstanding	    9,791,667   9,000,000
                                                 =========   ==========
The accompanying notes are an integral part of the financial statements.

INTELLECTUAL TECHNOLOGY, INC.
Statements of Cash Flows
For the years ended December 31, 1997 and 1996

                                                       1997        1996

Cash Flows from Operating Activities
    Net Loss                                    $(867,157)   $(966,012)
     Adjustments to reconcile net loss to net
      cash flows from operating activities:
         Depreciation and amortization          1,192,026      59,266
         Increase/Decrease in:
           Accounts receivable                   (268,427)     (49,111)
           Inventory                              (52,262)     (67,886)
           Prepaid expenses                       (19,521)      (7,651)
           Notes receivable / Employee advances   (15,100)       6,382
           Restricted cash                        (21,202)           -
           Deposits and other assets               15,518            -
           Accounts payable                    (1,245,653)   1,643,658
           Accrued expenses and interest          390,254        6,293
                                                 ---------    ---------
     Net cash provided (used) by operations      (891,524)   1,244,939

Cash flows from investing activities
    Investment in patents and other intangibles    17,582        3,056
    Purchase of non-contract equipment             71,479       60,726
    Investment in contract costs and equipment  1,545,127    2,678,219
                                                ---------    ---------
     Net cash used by investing activities      1,634,188    2,742,001

Cash flows from financing activities
    Additional paid in capital                     53,000      295,553
    New borrowings                              7,296,398    1,254,211
    Debt repayments                            (4,425,054)           -
    Loan costs                                          -      (50,000)
                                                ---------    ---------
     Net cash provided by financing activities  2,924,344    1,499,764

       Net increase in cash                       398,632        2,702
                                                ---------    ---------
Cash and equivalents, beginning of year             5,608        2,906
                                                ---------    ---------
Cash and equivalents, end of year                $404,240       $5,608
                                                 =========    ========


The accompanying notes are an integral part of the financial statements.

INTELLECTUAL TECHNOLOGY, INC.
Statement of Stockholders' Equity
For the years ended December 31, 1997 and 1996

             Preferred Stock  Common Stock      Additional              Total
             Number of        Number of         Paid In    Accumulated  Stockholders
Description   Shares   Amount Shares   Amount   Capital    Deficit      Equity


Balance,
January 1, 1996  -       $ -   25,000   $2,500    $835,297   $(701,610)     $136,187

Adjustment
to give effect
to the
recapitalization
of Image
Technology, Inc. -         -  8,975,000  (2,410)     2,410           -             -

Balance,
January 1, 1996,
as restated      -         -  9,000,000      90    837,707    (701,610)      136,187

Contribution to
capital          -         -          -       -    295,553            -      295,553

Net loss                                                       (966,012)    (966,012)

Balance December
31, 1996         -        -   9,000,000      90  1,133,260   (1,667,622)    (534,272)

Stock issued in
business combination
with Bridgestone Corp.
March 12, 1997   -        -   1,000,000      10     49,990            -       50,000

Contribution to
capital          -        -           -       -      3,000            -        3,000


Net loss         -        -           -       -          -      (867,157)   (867,157)


Balance,
December 31,
1997            -         -  10,000,000    $100  $1,186,250  $(2,534,779)$(1,348,429)

The accompanying notes are an integral part of the financial statements.

INTELLECTUAL TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1997 and 1996

1. Description of Business and Summary of Significant Accounting
Policies

Corporate History
Intellectual Technology, Inc. ("ITI", "the Company") was incorporated in the State of Delaware under the name Bridgestone Corp. on December 1, 1989. It was formed for the purpose of acquiring an operating company. In October, 1990, Bridgestone completed an initial public offering of stock and warrants which resulted in the sale of 10,000,000 units for approximately $80,000. On March 12, 1997, ITI entered into a stock transfer and exchange with Image Technology, Inc., a privately held corporation incorporated in Nevada in 1992 and headquartered in San Diego California. As a result of this transaction, the shareholders of the Nevada corporation acquired collectively a 90% interest in the ongoing entity and Image Technology Inc. became a wholly owned subsidiary of Intellectual Technology Inc. The Company continues to operate under the name Intellectual Technology, Inc.

Description of Business
ITI is engaged in the design, manufacture and sale or lease of equipment for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. The Company's printing systems are currently installed in the states of Indiana and Maryland. The printing system is designed as a stand-alone unit, which is used as such in individual motor vehicle registration offices and mailrooms, and has also been incorporated into a self-service terminal ("SST") assembly.

Effective November 1, 1996, the Company entered into a lease with the Indiana Bureau of Motor Vehicles Commission ("BMVC") to lease approximately 291 printers and 36 SST's for a period of three years, with a renewal clause for an additional year. The lease requires ITI to provide the equipment and media required to print the registrations and decals, and to support and maintain the equipment during the period of the contract. ITI will receive an all-inclusive per transaction lease fee for these services. As of December 31, 1997, all of the stand-alone printers and 11 self-service terminals had been installed.

ITI printer systems were sold in Maryland on a subcontract basis for use in SST installations in that state. ITI currently supplies the media for these printers.

The Company's printing system is based in part on proprietary technologies which are covered by two patents currently owned by the Company. All of the Company's equipment is manufactured by subcontractors.

The Company has also purchased the rights to a contract with the state of New Hampshire to provide driver's licenses. These amounts are billed on a per transaction basis. This contract expires January 31, 1999.

Significant Accounting Policies

Principles of consolidation
Unless otherwise indicated, all references to "the Company" in these financial statements are references to Intellectual Technology, Inc. and its wholly owned subsidiary, Image Technology, Inc.
Intercompany transactions have been eliminated in consolidation.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1997 and 1996

Cost recovery - equipment and contract costs
Leased contract equipment costs have been capitalized, and include the manufactured cost of the printers and SST's, operating software, installation, freight, packaging, contract startup costs, and other costs incidental to making the equipment operational.

All costs are recovered in the ratio that transactions to date bear to total estimated transactions over the contract term. For purposes of hardware and software costs, the Company is using the transactions expected over the period of the Indiana contract, plus the one year renewal, for a total of four years. Installation and other costs which are directly associated with the state of Indiana project, are being depreciated using the projected number of transactions for the initial three year contract period only.

The amount of cost recovery (depreciation) charged to operations in the current period is based on management's assumptions. Significant additional transactions may occur throughout the remaining term of the contract. Differences in actual results from those estimated by management could materially accelerate the rate of cost recovery charged to operations.

Material project management costs paid in advance have been deferred, and are being amortized on a per transaction basis based on the expected transaction volume over the period of the project management contract.

Repairs and maintenance
Maintenance costs are expensed as incurred. All costs associated with maintenance contracts are being prorated over the period of the maintenance contract.

Inventory
Inventory consists of media (tag stock paper, ribbon, decals and laminates) used to produce the motor vehicle registration and driver license forms and decals. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Non-contract equipment
Cost of equipment used in operations has been capitalized and is depreciated using the declining balance method over useful lives of 3 to 7 years.

Intangibles
Patent costs are capitalized, and are amortized over the remaining useful life of the patent, which is generally 17 years from issue.

New Hampshire contract costs are amortized ratably over the remainder of the existing contract, which expires January 31, 1999.

Certain costs to obtain debt financing have been deferred and are amortized over the length of the loan using the straight line method.

Research and Development
Research and development costs are expensed as incurred.

Cash and Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1997 and 1996

Significant Concentrations
In 1997 the Company derived 82% of its total revenue from its contract with the state of Indiana. The Company uses a single vendor to supply its primary printer component, and one vendor to supply all media for the ITI printing system. Although alternate vendors have been found to manufacture printer parts, no other vendor is available to produce certain of the printer media.

The company from time to time maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 1997 was $261,000.

Earnings per share
Basic earnings per share are computed using the weighted average number of shares outstanding. Shares issued in the stock transfer and exchange described in Note 7 are considered outstanding for all periods presented. Diluted earnings per share have not been presented, since the effect of potentially dilutive securities is antidilutive.

Impact of Newly Issued Accounting Standards
The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 - Segment Reporting. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity charges and credits) and its components as part of the basic financial statements. SFAS 131 supercedes SFAS No. 14, and requires disclosure of disaggregated information by operating segment. Both standards are effective for years beginning after December 15, 1997. The Company has not elected early adoption of either standard, and does not anticipate a material impact on operations as a result of its adoption of these standards in 1998.

2. Presentation as a Going Concern

The Company has experienced operating losses since its inception, and was in the development stage as defined by SFAS No. 7 until November 1996. It has a deficit in equity of $(1,348,429) at December 31, 1997, and its working capital is $(2,346,465). These conditions are primarily as a result of losses incurred in the startup phase and during the initial year of the Indiana contract, during which the Company operated at reduced revenues while the printer installations were accomplished. In addition, the Company experienced additional costs related to its efforts to raise capital for the manufacture of the Indiana printers, and ultimately to obtain permanent financing, which was secured during the second quarter of 1997.

Under the Company's current financing arrangement, receivables from the Indiana contract have been assigned to the note holder. The amount of monthly cash flow from this contract is remitted net to the company after debt service is satisfied. Management projects that this arrangement will continue to generate positive monthly cash flows for the remainder of the Indiana contract sufficient to support operations and the Company's sales effort. It is not anticipated that significant additional financing will be necessary until the Company is successful in negotiating the sale or lease of contract equipment in other jurisdictions.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1997 and 1996


3. Related Party Transactions

The Company is contractually obligated to pay a $0.01 per transaction royalty to a director, officer, and founder of the Company. Amounts paid or payable were $24,442 and $ 185 for the years ended December 31, 1997 and 1996.

The Company is obligated under a purchase agreement with a company under common control with ITI in the amount of $3,998,000 which was incurred as part of the transfer of proprietary technology to the Company in the form of patent assignments. This obligation was non-interest bearing until May 1, 1997, after which interest at 8% is accruing until May, 1999 when this obligation becomes due. A total of $77,691 of imputed interest and $213,335 in accrued interest was incurred on this debt during the year ended December 31, 1997.

The Company from time to time has obtained temporary financing from its directors and officers. A total of $600,000 was repaid at 12% interest in 1997. Interest expense recognized in 1997 as payable to directors and officers totaled $32,351. A loan fee of $50,000 was paid to an unrelated third party during 1997 in connection with this note.

The Company also obtained certain temporary financing from shareholders or parties related to shareholders. The average interest rate on these obligations was 8%. At December 31, 1997, principal amounts owed to shareholders totaled $125,325, and accrued interest was $26,417. The amount of interest expense on these notes in 1997 totaled $19,792.

The Company leases service vehicles from a company owned by a relative to a shareholder. The lease calls for monthly payments of $2,233.


4. Notes Payable and Long-Term Debt

The Company is obligated under the following notes at December 31,
1997:
                                         Short Term         Long Term

13.05% Installment notes,
secured by all printers, SSTs,
and miscellaneous equipment
leased to Indiana, and the
assignment of accounts receivable
from the Indiana contract,
payable monthly in installments
of $223,600. Maturity
November 1999.                         $ 2,156,192         $ 2,287,037

8% debt obligation payable to
related party, secured
by patents.  Interest and
principal due and payable
May 1, 1999.                                     -           3,998,000

8% unsecured demand note                     5,000                   -

15% unsecured note, due
June 15, 1997                               33,000                   -

8% note, secured by savings,
due March 8, 1998                           21,000                   -

8% unsecured demand notes
payable to related parties                 125,325                   -

Total notes payable                    $ 2,340,517         $ 6,285,037

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1997 and 1996


Scheduled note maturities debt over the next five years and in the aggregate are as follows:

      For the year ended
      December 31,

        1998                                    2,340,517
        1999                                    6,285,037
        2000                                            -
        2001                                            -
        2002                                            -



5. Leases

The Company leases for its own use office space, vehicles and office equipment under non-cancelable operating leases expiring in the years 1999 to 2001. Rent expense for the years ended December 31, 1997 and 1996 was $34,227 and $7,928, respectively. Future minimum lease payments on non-cancelable operating leases over the next five years are as follows:

      For the year ended
      December 31,

        1998                                       64,308
        1999                                       61,462
        2000                                       51,162
        2001                                       23,736
        2002                                            -

6. Income taxes

The Company has federal net operating loss carryforwards totaling approximately $1.8 million which expire between 2010 and 2012. These carryforwards were generated by Image Technology, Inc. Net operating losses generated by Bridgestone Corp. are limited under Section 381 of the Internal Revenue Code, and the tax effect thereof has been disregarded for financial reporting purposes. The following are the components of the Company's deferred tax assets and liabilities:

                                           1997            1996

    Non-benefitted net operating loss
    Carryforwards                         612,000         246,000
    Valuation allowance                  (612,000)       (246,000)
                                          -------         -------
    Total deferred tax assets                   -               -
    Deferred tax liabilities                    -               -

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1997 and 1996


7. Stockholders' Equity

Preferred stock
At December 31, 1997, the Company has authorized a total of 1,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors. No preferred shares are outstanding, nor have any series of preferred shares been designated.

Common stock
At December 31, 1997, a total of 20,000,000 shares of $0.00001 par value common stock were authorized, and 10,000,000 were issued and outstanding.

Stock warrants
The Company has outstanding warrants to purchase a total of 400,000 shares of common stock, in the form of 200,000 Class A warrants exercisable at $12.50 per share, and 200,000 Class B warrants at $12.50 per share. Both classes of warrants expire in April 1998. The warrants are subject to redemption by the Company upon 30 days written notice at a price of $0.00001 per warrant. Such warrants may not be exercised by the warrant holders unless a current registration statement is on file with the Securities and Exchange Commission.

Stock transfer and exchange with Image Technology Inc.
On March 12, 1997, the Company entered into a stock transfer and exchange agreement with Image Technology, Inc. The Company issued a total of 450,000,000 shares of its common stock to acquire 100% of the issued and outstanding common stock of Image Technology Inc. As a result of the transaction, the shareholders of Image Technology Inc. emerged as holders of 90% of the common shares of the parent company, with the former Bridgestone shareholders retaining 10% of the outstanding common shares. The sole officer and directors of Bridgestone resigned in favor of persons appointed by ITI.

The stock transfer and exchange agreement also provided that certain members of pre-acquisition management of Bridgestone Corp. be engaged as consultants to the company after the transaction.

As a direct result of the transaction, and effective March 12, 1997, the Company changed its name from Bridgestone Corp. to Intellectual Technology, Inc. The Company also underwent a 1 for 50 reverse split of common shares, and reduced the number of authorized shares from 500,000,000 common shares to 20,000,000 common shares, and 20,000,000 preferred shares to 1,000,000.

The transaction has been accounted for as a recapitalization of the private company, Image Technology, Inc. The accompanying financial statements include the operations of Image Technology, Inc. prior to the acquisition and the operations of Intellectual Technology, Inc. and Image Technology, Inc. on a consolidated basis subsequent to the transaction.