Form 10QSB
period 1998-03-31
INTELLECTUAL TECHNOLOGY INC
filed 1998-05-15
CIK 859914

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549



                                  FORM 10-QSB



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 1998

                   Commission file number:  33-33092-D

                       INTELLECTUAL TECHNOLOGY, INC.
       (Exact name of small business issuer as specified in its charter)

      Delaware                                        84-1130227
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

                           Yes  -X-    No ---



As of May 14, 1998, 10,000,000 shares of common stock, par value $0.00001 per share, were outstanding.



Transitional Small Business Disclosure Format (check one):  Yes ---    No -X-

                                  INDEX

                                                                Page
                                                               Number

PART I.           FINANCIAL INFORMATION

         Item I.  Financial Statements

                  Balance Sheet, March 31, 1998                   3

                  Statements of Operations and
                  Accumulated Deficit (Unaudited)
                  for the three months ended
                  March 31, 1998                                  4

                  Statements of Cash Flows (Unaudited)
                  for the three months
                  ended March 31, 1998 and 1997                   5

                  Notes to financial statements                   6

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operations                        7-8

PART II.          OTHER INFORMATION                               8

                  Signatures                                      9



                             2

                       Intellectual Technology, Inc.
                            BALANCE SHEET
                           March  31, 1998
                             (Unaudited)

      ASSETS

CURRENT ASSETS
       Cash and cash equivalents                        $   411,148
       Accounts receivable                                  613,358
       Deposits                                              62,167
       Inventory                                            109,221
       Prepaid expenses                                      66,926
                                                         ----------
      Total current assets                                1,262,820

PROPERTY AND EQUIPMENT
       Contract equipment                                 4,567,373
       Office equipment                                      23,471
       Equipment - non contract                              58,613
                                                           --------
                                                          4,649,457
       Accumulated depreciation                           1,475,630
                                                            -------

       Total property and equipment                       3,173,827

OTHER ASSETS
       Patent, net of accumulated amortization            3,587,859
       of $677,294
       Organization costs, net of amortization                1,567
       of $483
       Deposits                                              12,940
                                                          ---------
       Total other assets                                 3,602,366
                                                          ---------
      TOTAL ASSETS                                      $ 8,039,013
                                                          =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                 $   786,449
       Accrued expenses                                     247,473
       Notes payable - related parties                       55,466
       Notes payable - other                                 38,000
       Current portion of long term debt                  2,330,598
       Accrued interest                                     325,971
                                                        -----------
      Total current liabilities                           3,783,957

OTHER LIABILITIES
       Long term debt (net of current portion)            1,505,970
       Due to related party                               3,998,000
                                                         ----------
       Total other liabilities                            5,503,970

STOCKHOLDERS' EQUITY
       Preferred stock, $0.00001 par value; 10,000,000 shares
          authorized; no shares issued and outstanding            -
       Common stock, $0.00001 par value; 20,000,000
          shares authorized; 10,000,000 shares issued and
          outstanding                                           100
       Additional paid-in capital                         1,186,250
       Accumulated deficit                               (2,435,264)
                                                         ----------
      Total stockholders' equity                         (1,248,914)
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 8,039,013
                                                          =========
The accompanying notes are an integral part of the financial statements.
                            3


                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)




                                               For the three months
                                                  ended March  31,
                                             1998             1997

Sales, net                             $ 1,729,709       $   612,996

Cost of sales                              966,310           308,719
                                        ----------          --------
      Gross profit                         763,399           304,277

OPERATING EXPENSES
      Selling, general and
         administrative                   286,265           135,521
      Research and development             58,529             7,853
      Other operating expenses             91,146            80,398
                                          -------           -------

      Total operating expenses            435,940           223,772
                                          -------           -------
      Income from operations              327,459            80,505

NON-OPERATING INCOME AND EXPENSES
       Interest income                      (1,014)                -
       Interest expense, including
       amortization of loan fees           223,075           138,361
                                         ---------          --------
       Total non-operating expenses        222,061           138,361

       Net income (loss) before
          income tax                       105,398           (57,856)

       Income taxes                          5,883                 -
                                          --------          --------
NET INCOME (LOSS)                           99,515           (57,856)

Accumulated deficit
       Balance, beginning of period     (2,534,779)       (1,667,622)
                                        ----------        ----------
       Balance, end of period          $(2,435,264)      $(1,725,478)
                                        ==========        ==========
NET INCOME (LOSS) PER SHARE            $      0.01       $      (NIL)
                                           =======           =======
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING               10,000,000         9,007,746
                                         =========         =========

The accompanying notes are an integral part of the financial statements.
                                   4


                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                         For the three months
                                            ended March  31,
                                            1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES   $    969,170  $(488,632)

CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in patent costs            (1,260)       (161)
       Purchase of non-contract
       equipment                             (1,880)          -
       Investment on contract costs and
       equipment                           (304,560)   (217,714)
                                            -------     -------
          Net cash used by
               investing activities        (307,700)   (217,875)

CASH FLOWS FROM FINANCING ACTIVITIES
       Additional paid in capital                 -       6,900
       New borrowings                             -     975,000
       Repayment of debt                   (654,562)   (211,964)
       Loan costs                                 -     (61,500)
                                           --------     -------
          Net cash provided (used) by
               financing activities        (654,562)    708,436
                                           --------     -------
NET INCREASE IN CASH
       AND CASH EQUIVALENTS                   6,908       1,929

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                  404,240       5,608
                                           --------     -------
CASH AND CASH EQUIVALENTS,
       END OF PERIOD                       $411,148    $  7,537
                                            =======     =======



The accompanying notes are an integral part of the financial statements.
                                   5

                      Intellectual Technology, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                            March  31, 1998
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

The Company's revenues through March 31, 1998 have been generated from (1) lease of printers and self service terminals for the automated preparation and dispensing of motor vihicle registration forms and license plate declas for the State of Indiana; and (2) lease of printer equipment for the automated prepara-tion and dispensing of drivers' licenses for the State of New Hampshire.

During the quarter ended March 31, 1997, the Company had installed cumulatively 96 stand alone printers and I self service terminal. As of March 31, 1998 the Company had installed comulatively 275 stand alone printers and 17 self service terminals. As a result, revenues from the Indiana contract increased from $506,000 to $1,660,000 and gross profit increased from $304,000 to $763,000.

Cost of revenues, as a percentage of sales increased from 50% to 54%. The increase in cost percentage was due mainly to a price decrease as a result of the State of Indiana leasing more equipment.

Selling expenses, general and administrative expenses increased from $135,000 to $286,000, an increase of $151,000 or 111%. Payroll accounted for $114,000 of this increase due to two new executive employees, raises and higher employee insurance. Legal and accounting increased $20,000 due to the merger with Bridgestone, Corp. a public company, in March 1997 and the cost of complying with SEC requirements.

Research and development costs increased from $8,000 to $58,000 as a result of development of a new printer. The Company expects to spend another $370,000 in R & D costs for the remainder of the calendar year. The
Company will engage in research and development of additional applications of its products in related areas such as driver records and license extensions, voter registrations, tax payments, electronic benefit vouchers, hunting and fishing licenses, and similar areas.

Interest expense increased from $138,000 to $223,000 reflecting the increased financing of the equipment leased to the State of Indiana.

The net income of $100,000 for the three months ended March 31, 1998 represents a $158,000 improvement from the 1997 first quarter net loss of $58,000.
March 31, 1998 is the first quarter in the Company's history that was profitable. This is a result of the Company pricessing virtually all of the State of Indiana's motor vehicle registrations for the first quarter of 1998. The Company's equipment was used to process 1,954,000 transactions in the first quarter 1998 and it is anticipated that another 4,000,000 transactions will be processed for the remainder of the year as follows:

                           2nd quarter        1,600,000
                           3rd quarter        1,700,000
                           4th quarter          700,000

To date the Company has invested $4.6 million in the Indiana contract equipment and expects to spend another $1.1 million by the end of the calendar year primarily for the installation of the remaining 19 self service terminals. The Company anticipates that existing financing sources will continue to be available to fund its capital expenditures.

For the remainder of the calendar year, the company will focus its efforts on:

  Completing the installation of the remaining self service terminals in Indiana

  Expanding the Company's sales and marketing staff and increasing its marketing efforts to obtain contracts for the sale and/or lease of its equip-ment to additional jurisdictions.

  Obtaining the equity capital necessary to pay off the debt associated with patent acquisitions and cure working capital deficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow privided by operations was $969,000 for the first quarter 1998 versus $488,000 used by operations in the first quarter 1997, an improvement of $1,457,000. All of the cash used by operations in the first quarter 1997 was the result of the financing of contract costs and the reduction of accounts payable related to those costs.

The Company is financing the Indiana contract costs over the initial contract term which expires October 31, 1999 and the net cash flow after debt service will not be sufficient to meet its operating expenses. The Company will have to secure other forms of debt or equity financing to meet its cash flow needs. Since the Company anticipates that the Indiana contract will be renewed at that time for at least another one year term, management believes that other sources of financing will be available especially if the company secures contracts with other states.

No new borrowings for the first quarter 1998 occurred versus $975,000 in new borrowings in first quarter 1997. The Company expects to borrow ar least $1,200,000 for the remainder of the year to finance the balance of the contract equipment costs. Current debt service is $240 thousand per month at 13.05% interest through November 1999.

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

Date:   May 15, 1998                       INTELLECTUAL TECHNOLOGY, INC.

                                             BY: /S/  Christ M. Rousseff
                                             Chairman, Chief Executive Officer

                                       9