Form 10QSB
period 1998-06-30
INTELLECTUAL TECHNOLOGY INC
filed 1998-08-19
CIK 859914

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549



                                  FORM 10-QSB


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  June 30, 1998

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

                           Yes  -X-    No ---



As of August 19, 1998, 10,000,000 shares of common stock, par value $0.00001 per share, were outstanding.



Transitional Small Business Disclosure Format (check one):  Yes ---    No -X-

                                  INDEX

                                                                Page
                                                               Number

PART I.           FINANCIAL INFORMATION

         Item I.  Financial Statements

                  Balance Sheet, June 30, 1998                    3

                  Statements of Operations and
                  Accumulated Deficit (Unaudited)
                  for the three and six month periods ended
                  June 30, 1998 and 1997                          4

                  Statements of Cash Flows (Unaudited)
                  for the six months
                  ended June 30, 1998 and 1997                    5

                  Notes to financial statements                   6

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operations                       7-9

PART II.          OTHER INFORMATION                              10

                  Signatures                                     11

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                       Intellectual Technology, Inc.
                            BALANCE SHEET
                           June 30, 1998
                             (Unaudited)

      ASSETS
CURRENT ASSETS
       Cash and cash equivalents                        $   185,488
       Accounts receivable                                  524,037
       Inventory                                            108,023
       Prepaid expenses                                      60,314
                                                         ----------
      Total current assets                                  877,862

PROPERTY AND EQUIPMENT
       Vehicle registration equipment                     4,689,991
       Office and administrative equipment                   82,707
                                                          ---------
                                                          4,772,698
       Accumulated depreciation                           2,017,994
                                                          ---------

       Total fixed assets, net                            2,754,704

OTHER ASSETS
       Patent, net of accumulated amortization            3,519,541
       Organization costs, net                                1,465
       Deposits                                              12,240
                                                          ---------
       Total other assets                                 3,533,246
                                                          ---------
      TOTAL ASSETS                                      $ 7,165,812
                                                          =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                 $   237,066
       Accrued liabilities                                  241,923
       Notes payable - related parties                       47,276
       Current portion of long-term debt                  2,552,638
       Accrued interest                                     407,838
                                                        -----------
      Total current liabilities                           3,486,741

OTHER LIABILITIES
       Patent purchase payable                            3,997,000
       Long-term debt, net of current portion               938,321
                                                        -----------
                                                          4,935,321

STOCKHOLDERS' EQUITY
       Preferred stock, $0.00001 par value; 10,000,000 shares
          authorized; no shares issued and outstanding            -
       Common stock, $0.00001 par value; 20,000,000
          shares authorized; 10,000,000 shares issued and
          outstanding at June 30, 1998.                         100
       Additional paid-in capital                         1,186,250
       Accumulated deficit                               (2,442,600)
                                                          ---------
      Total stockholders' equity                         (1,256,250)
                                                          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 7,165,812
                                                          =========
The accompanying notes are an integral part of the financial statements.
                            3

                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)


                          For the quarter ended     For the six months ended
                          June 30,      June 30,    June 30,      June 30,
                          1998          1997        1998          1997
                          ---------     ---------   ----------    ---------
SALES                    $1,467,638    $  748,247  $ 3,197,347   $1,361,243

COST OF SALES
     Materials cost         131,749       186,737      287,613      276,492
     Depreciation and
      amortization          536,560       170,973    1,193,572      344,373
     Maintenance, other
      cost of sales         139,717        36,444      293,151       82,008
                          ---------      --------    ---------    ---------
        Total cost of
         sales              808,026       394,154    1,774,336      702,873
                          ---------      --------   ----------    ---------

GROSS PROFIT                659,612       354,093    1,423,011      658,370

OPERATING EXPENSES
    Selling, general &
      administrative        301,332       256,190       593,445    397,390
    Research & development   73,212        12,244       131,741     20,097
    Depreciation and
      amortization           76,424        87,316       161,722    162,035
                          ---------      --------    ---------    --------
                            450,968       355,750       886,908    579,522
                          ---------      --------    ---------    --------
Income (loss)
     from operations        208,644        (1,657)      536,103     78,848

OTHER (INCOME) EXPENSE

    Interest                 (1,457)            -       (2,471)          -
    Interest expense and
      amortization of
      loan costs            210,554       177,447      433,629     315,808
                          ---------      --------    ---------    --------
                            209,097       177,447      431,158     315,808
                          ---------      --------    ---------    --------
Net income (loss)
     before income taxes       (453)     (179,104)     104,945    (236,960)

Income taxes                  6,883           800       12,766         800
                          ---------      --------    ---------    --------
NET INCOME (LOSS)            (7,336)     (179,904)      92,179    (237,760)

Accumulated deficit

 Balance, beginning of
      period             (2,435,264)   (1,725,478)  (2,534,779) (1,667,622)
                          ---------     ---------    ---------   ---------
 Balance, end of period  (2,442,600)   (1,905,382)  (2,442,600) (1,905,382)
                          =========     =========    =========   =========

NET INCOME
  (LOSS) PER SHARE            (NIL)         (0.02)         0.01      (0.03)
                         =========     ==========    ==========  =========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    10,000,000    10,000,000    10,000,000   9,007,746
                         ==========    ==========    ==========   =========



The accompanying notes are an integral part of the financial statements.
                                   4

                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                                For the six months
                                                  ended June 30,
                                                 1998         1997
                                            ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  1,172,584    $ (936,713)

CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in patents & other assets       (3,460)       (8,812)
       Investment in non-contract equipment       (2,504)       (4,129)
       Investment in contract costs & equipment (338,011)     (486,428)
                                                --------      --------
          Net cash used by
               investing activities             (343,975)     (499,369)

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital contributions                           -         3,000
       New borrowings                            250,000     3,619,390
       Repayment of debt                      (1,297,361)     (586,812)
       Repayment of related party debt                 -    (1,376,495)
       Loan costs                                      -       (66,500)
                                               ---------     ---------
          Net cash provided (used) by
               financing activities           (1,047,361)    1,592,583
                                               ---------     ---------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                     (218,752)      156,501

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                       404,240         5,608
                                                --------     ---------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                          $  185,488    $  162,109
                                               =========     =========



The accompanying notes are an integral part of the financial statements.
                                   5

                      Intellectual Technology, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                             June 30, 1998
                              (Unaudited)

1.     Management's representation of interim financial information

The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1997.

2.     Significant post year end financing

During April, 1998, the Company borrowed $250,000 to finance contract costs under the same terms and conditions as previous loans under its product financing arrangement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated in the forward looking statements.

The Company's revenues through June 30, 1998 have been generated from:
(1) lease of printers and self service terminals for the automated preparation and dispensing of motor vehicle registration forms and license plate decals; and
(2) lease of printer equipment for the automated preparation and dispensing of drivers' licenses.

For the quarter ended June 30, total revenue increased from $748,000 in 1997 to $1,468,000 in 1998. For the six months ended June 30, total revenue increased from $1,361,000 in 1997 to $3,197,000 in 1998, an increase of 135%.
For the quarter ended June 30, gross profit increased from $354,000 in 1997 to $660,000 in 1998. For the six months ended June 30, gross profit increased from $658,000 in 1997 to $1,423,000 in 1998, and increase of 116%.

Selling, general and administrative expenses for the six months ended June 30 increased from $397,000 in 1997 to $593,000 in 1998, an increase of $196,000 or 49%. Payroll increased from $250,000 to $393,000 due to new employees, raises and higher employee insurance. Marketing expenses increased from $61,000 to $95,000 as the Company increased its efforts to obtain more contracts. General and administrative expenses for the second quarter of 1998 were $301,000 versus $292,000 for the first quarter of 1998, an increase of 3%.

Research and development cost increased from $20,000 in 1997 to $132,000 in 1998 as a result of development of new products. The Company expects to spend another $260,000 in research and development costs for the remainder of the calendar year. The Company will engage in research and development of additional applications of its products in related areas.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                AND RESULTS OF OPERATION (continued)


Interest expense increased from $316,000 in 1997 to $434,000 in 1998 reflecting increased equipment financing.

Net income of $92,000 for the six months ended June 30, 1998 represents a $330,000 improvement from 1997 and the loss of $7,000 for the quarter is a $173,000 improvement from the second quarter of 1997 loss of $180,000. This is a result of the Company processing virtually all of the State of Indiana's motor vehicle registrations for the first half of 1998. The Company's equipment was used to process 3,590,000 transactions in the first half of 1998 versus 824,000 in the first six months of 1997 and it is anticipated that another 2,400,000 will be processed for the remainder of the year as follows:

     3rd quarter          1,700,000
     4th quarter            700,000

For the remainder of the calendar year, the Company will focus its efforts on:

     Completing the installation of the remaining 19 self service terminals in Indiana.

     Expanding its sales and marketing efforts to obtain contracts for the sale and/or lease of its equipment to additional jurisdictions.

     Obtaining the equity capital necessary to pay off the debt associated with patent acquisitions and cure working capital deficiencies.

     New product development.

     Extension of the Indiana contract.

The Company currently has 11 full time employees and one part time employee, of which three are in administration, two in marketing, and seven in operations / R&D. The company may further expand its marketing and operating personnel in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations was $1,172,000 for the six months ended June 30, 1998 versus $936,000 used by operations in the six months ended June 30, 1997, an improvement of 2,108,000. All of the cash used by operations in the first six months of 1997 was the result of the financing of contract costs and the reduction of accounts payable related to those costs.

The Company is financing the Indiana contract costs over the initial contract term which expires October 31, 1999 and the net cash flows after debt service will not be sufficient to meet its operating expenses. The Company will have to secure other forms of debt or equity financing to meet its cash flow needs. Management believes that other sources of financing will be available especially if the Company obtains contracts with other states.

During the second quarter of 1998, the Company borrowed $250,000 to finance contract costs. The Company expects to borrow at least $1,000,000 through the second quarter of 1999 to finance additional equipment costs. In addition, the Company has committed to spend and needs to obtain financing of $1,100,000 for new printer equipment for use in other states. Current debt service is $241,000 per month at 13.05% interest through November 30, 1999.

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

Date:   August 19, 1998                      INTELLECTUAL TECHNOLOGY, INC.

                                             BY: /S/  Janice L. Welch
                                             Secretary/Treasurer/Principal
                                             Financial Officer