Form 10QSB
period 1998-09-30
INTELLECTUAL TECHNOLOGY INC
filed 1998-11-20
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended:    September 30, 1998

                       Commission file number:  0-29138


                        INTELLECTUAL TECHNOLOGY, INC.
      (Exact name of small business issuer as specified in its charter)


               Delaware                             84-1130227
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization )

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

                            Yes -X-        No ---

As of November 19, 1998, 10,000,000 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
                            Yes ---        No -X-

                                    INDEX

                                                               Page
                                                              Number

PART I.    FINANCIAL INFORMATION

      Item I.    Financial Statements

      Balance Sheet, September 30, 1998                          3-4

      Statements of Operations and Accumulated Deficit
       (Unaudited) for the three and nine month periods ended
        September 30, 1998 and 1997                               5

      Statements of Cash Flows (Unaudited) for the nine months
      ended September 30, 1998 and 1997                           6

      Notes to financial statements                              7-8

      Item 2   Management's Discussion and Analysis of Financial
               Position and Results of Operations               9-12

PART II.    OTHER INFORMATION                                    13

            Signatures                                           14

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Intellectual Technology, Inc.
                               BALANCE SHEET
                            September 30, 1998
                                (Unaudited)

          ASSETS
CURRENT ASSETS
       Cash and cash equivalents                        $    68,035
       Accounts receivable                                  999,114
       Inventory                                             79,408
       Prepaid expenses                                      17,210
                                                        -----------
          Total current assets                            1,163,767

PROPERTY AND EQUIPMENT
       Vehicle registration equipment                     5,024,161
       Office and administrative equipment                   82,707
                                                        -----------
                                                          5,106,868
       Accumulated depreciation                           2,556,228
                                                        -----------

       Total fixed assets, net                            2,550,640

OTHER ASSETS
       Patent, net of accumulated amortization            3,450,604
       Organization costs, net                                1,363
       Deposits                                               4,216
                                                        -----------
          Total other assets                              3,456,183
                                                        -----------
          TOTAL ASSETS                                  $ 7,170,590
                                                        ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                 $   458,963
       Accrued liabilities                                  250,860
       Notes payable - related parties                        5,200
       Current portion of long-term debt                  2,646,469
       Accrued interest                                     492,555
                                                        -----------
          Total current liabilities                       3,854,047

OTHER LIABILITIES
       Patent purchase payable                            3,996,800
       Long-term debt, net of current portion               474,236
                                                        -----------
                                                          4,471,036

STOCKHOLDERS' EQUITY
       Preferred stock, $0.00001 par value;
          10,000,000 shares authorized; no
          shares issued and outstanding                           -
       Common stock, $0.00001 par value; 20,000,000
          shares authorized; 10,000,000 shares
          issued and outstanding at June 30, 1998.              100
       Additional paid-in capital                         1,186,250
       Accumulated deficit                               (2,340,843)
                                                        -----------
      Total stockholders' equity                         (1,154,493)
                                                        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 7,150,590
                                                        ===========
The accompanying notes are an integral part of the financial statements.
                                  4

                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)


                          For the quarter ended    For the nine months ended
                          Sept. 30,     Sept. 30,  Sept. 30,     Sept. 30,
                          1998          1997       1998          1997
                         ----------    ----------  -----------   -----------
SALES                    $1,563,892    $  959,757  $ 4,761,239   $ 2,321,000

COST OF SALES
     Materials cost         191,530       194,433      479,143       470,925
     Depreciation and
      amortization          157,094        64,959      450,245       146,967
     Maintenance, other
      cost of sales         532,429       352,568    1,726,001       696,941
                         ----------     ---------   ----------   -----------
        Total cost of
         sales              881,053       611,960    2,665,389     1,314,833
                         ----------     ---------   ----------   -----------

GROSS PROFIT                682,839       347,797    2,105,850     1,006,167

OPERATING EXPENSES
    Selling, general &
      administrative        291,087       288,452      884,532       685,842
    Research & development   17,068         9,045      148,809        29,142
    Depreciation and
      amortization           75,189        88,339      236,911       250,374
                         ----------     ---------   ----------   -----------
      Total operating
       expenses             383,344       385,836    1,270,252       965,358
                         ----------     ---------   ----------   -----------
Income (loss)
     from operations        299,495       (38,039)     835,598        40,809

OTHER (INCOME) EXPENSE

    Interest                   (406)       (2,484)     (2,877)        (2,484)
    Interest expense and
      amortization of
      loan costs            192,746       225,755      626,375       541,563
                         ----------     ---------   ----------   -----------
      Total other
       expenses             192,340       223,271      623,498       539,079
                         ----------     ---------   ----------   -----------
Net income (loss)
     before income taxes    107,155      (261,310)     212,100      (498,270)

Income taxes                  5,398             -       18,164           800
                         ----------     ---------   ----------   -----------
NET INCOME (LOSS)           101,757      (261,310)     193,936      (499,070)

Accumulated deficit

 Balance, beginning of
      period             (2,442,600)   (1,905,382)  (2,534,779)   (1,667,622)
                         ----------    ----------   ----------   -----------
 Balance, end of period  (2,442,600)   (2,166,692)  (2,442,600)   (2,166,692)
                         ==========    ==========   ==========   ===========

NET INCOME
  (LOSS) PER SHARE            0.01          (0.03)        0.02         (0.05)
                         ==========    ==========   ==========   ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    10,000,000    10,000,000   10,000,000     9,743,590
                         ==========    ==========   ==========   ===========



The accompanying notes are an integral part of the financial statements.
                                   5

                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                               For the nine months
                                                 ended Sept. 30,
                                                 1998         1997
                                            ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  1,802,176   $  (406,449)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in patents & other assets         (3,805)      (12,752)
     Investment in non-contract equipment         (2,504)       (8,014)
     Investment in contract costs & equipment   (672,181)   (1,406,808)
                                            ------------    ----------
          Net cash used by
               investing activities             (678,490)   (1,427,574)

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital contributions                           -         8,200
       New borrowings                            250,000     4,396,076
       Repayment of debt                      (1,610,524)     (785,265)
       Repayment of related party debt           (99,367)   (1,434,428)
       Loan costs                                      -       (66,500)
                                             -----------    ----------
          Net cash provided (used) by
               financing activities           (1,459,891)    2,118,083
                                             -----------    ----------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                     (336,205)      284,060

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                       404,240         5,608
                                             -----------    ----------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                          $   68,035    $  289,668
                                               =========     =========



The accompanying notes are an integral part of the financial statements.
                                   6

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

1. Management's representation of interim financial information

The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, as necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1997.



2. Significant post year end financing

During April 1998, the Company borrowed $250,000 to finance contract costs under the same terms and conditions as previous loans under its product financing arrangement.


3.	Commitments and Contingencies

Included in long-term liabilities is $3,996,800 payable to a related party. This obligation was recorded as part of ITI's acquisition of patents for digital imaging and automated form dispensing machines. The acquisition transaction was recorded pursuant to the Purchase and Sale Agreement dated October 31, 1995 ("the 1995 Agreement") between Image Technology, Inc., predecessor and wholly owned subsidiary of ITI, and American Registration Systems, Inc. ("ARS"), a company controlled by the late Mr. Christ M. Rousseff, former CEO of ITI. The carrying amount of these patents on the books of ITI at September 30, 1998, net of amortization, is $3,450,604. In addition to the related party obligation mentioned above, the agreement calls for a $0.01 per transaction royalty to be paid to the transferor of the patent.

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

3. Commitments and Contingencies, continued:

Subsequent to the passing of Mr. Rousseff in July 1998, ITI's management became aware of facts and circumstances that cast doubt upon the enforceability of material portions of the Company's obligations under the 1995 Agreement, including (i) the amount of purchase obligation due and payable under the 1995 Agreement, and (ii) the amount recorded as the acquisition price of the patents on the books of ITI.

Management is currently assessing the validity and enforceability of the 1995 Purchase and Sale Agreement. In addition, management is assessing the amount, if any, of the Company's ongoing liabilities in respect of the patents. A favorable resolution of these issues may not necessarily relieve the Company of all liability associated with the patents. Liabilities remaining after the resolution, therefore, may result in a material dimunition in any benefits that may follow from a favorable resolution, or may otherwise have a material adverse impact on the Company's financial position, the magnitude of which has not yet been determined. Management has determined that resolution of these issues will result in an adjustment to one or more of the following financial statement items: the related party payable, total liabilities, or the amount attributable to the patents as an asset on the Company's balance sheet.

The accompanying financial statements do not include any adjustments which may be necessary as a result of the resolution of these matters.




                                      8
Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated in the forward looking statements.


Background:

ITI is a provider of real-time printing systems specifically designed for use by state departments of motor vehicles. These systems generate vehicle registrations and license plate decals as needed, eliminating the need to inventory and control such forms and decals. ITI's revenues are earned (i) on a per-transaction basis for equipment leased to states, (ii) from the sale of printers and components to other vendors within the industry, and (iii) from the sale of media and supplies to these vendors. ITI also earns a limited amount of revenue from the sale of drivers license photos.


Results of Operations:

The Company's revenues totaled $1,563,892 for the third quarter and $4,761,000 for the first nine months of 1998 as compared with $959,757 and $2,321,000 for the corresponding periods of the preceding year. The overall increase is primarily due to increased volume of vehicle registrations which generate per-transaction lease fees. The increase attributable to vehicle registration lease income was partially offset by the absence of equipment sales in 1998 as compared with $225,000 in 1997.

Cost of sales totaled $881,053 for the third quarter and $2,655,389 for the first nine months of 1998 as compared with $611,960 and $1,314,833 for the quarter and nine months ended September 1997. Cost of sales consists of materials costs, cost recovery for leased equipment (depreciation), amortization of deferred costs, maintenance, and other direct costs of leasing and selling the company's products. While materials costs remained relatively steady, depreciation and amortization, which are charged to operations on a per-transaction basis, increased 148%. Maintenance and other costs increased 206%, also due primarily to the increased volume of transactions processed by the Company's equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The factors described above resulted in a favorable impact on gross margin for the third quarter and first nine months of fiscal 1998.

Selling, general and administrative expenses for the third quarter and nine months ended September 30, 1998 totaled $291,087 and $884,532, as compared with $ 288,452 and $685,842 for the corresponding periods of the preceding year. The year to date increase of $199,000 reflects increased marketing costs, as the Company stepped up its efforts to obtain additional state contracts, as well as additional payroll and related costs incurred in the first half of 1998, as the Company added employees and increased salaries for existing employees.

Research and development expenses totaled $17,068 and $148,809 for the third quarter and first nine months of 1998, as compared with $9,045 and $29,142 for the same periods in 1997. The increase is attributable to the Company's continuing efforts to develop improvements to its existing printer systems, as well as the research and development of additional applications of its products in related areas.

Net interest expense was $192,340 for the third quarter and $623,498 for the first nine months of fiscal 1998, compared with $223,271 and $539,079, respectively, for the corresponding periods in fiscal 1997. Interest expense year to date increased from 1997 to 1998 as a result of additional equipment financing and the amortization of loan fees during the latter part of 1997 and the first seven months of 1998. On a quarterly basis, interest expense is down, as loan balances are reduced through amortization.

Income taxes for the third quarter and first nine months of 1998 totaled $5,398 and $18,194 respectively, as compared with $0 and $800 for the corresponding periods of 1997, representing primarily state income and franchise taxes. The Company has approximately $1.9 million in Federal net operating loss carryforwards available to reduce its future Federal income tax liability.

These factors contributed to quarterly and year to date net income for 1998 of $101,757 and $193,936, as compared with losses in 1997 of $(261,310) for the quarter and $(499,070) for nine months. The Company anticipates a fourth quarter loss for 1998 based upon projected numbers of transactions for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources:

Cash flows from operations totaled $1,802,176 for the first nine months of 1998, as compared with a deficit of $(406,449) for the same period in 1997. This increase is directly attributable to volume of transactions processed during the period. Cash used in investing activities totaled $678,490 in 1998 vs. $1,430,574 in 1997. This decline reflects a substantial reduction in cash outlay for vehicle registration equipment and installation costs as the Company's existing contractual commitments to provide equipment are satisfied. Financing cash flows for 1998 were $(1,459,891) vs. $2,118,083 in 1997. The net cash provided in 1997 is attributable to the consolidation of $2.2 million in existing debt and the acquisition of additional equipment through the issuance of approximately $4.4 million in secured borrowings.

The Company's existing installment debt matures $2,646,469 by September 1999, and $474,236 thereafter. This debt is payable directly from cash flows generated by the Company's leased equipment. Other current liabilities include accounts payable, accruals and interest, which will be repaid from operations in the ordinary course of business.

Included in long-term liabilities is $3,996,800 payable to a related party. This obligation was recorded as part of ITI's acquisition of patents for digital imaging and automated form dispensing machines. The acquisition transaction was recorded pursuant to the Purchase and Sale Agreement dated October 31, 1995 ("the 1995 Agreement") between Image Technology, Inc., predecessor and wholly owned subsidiary of ITI, and American Registration Systems, Inc. ("ARS"), a company controlled by the late Mr. Christ M. Rousseff, former CEO of ITI. The carrying amount of these patents on the books of ITI at September 30, 1998, net of amortization, is $3,450,604. In addition to the related party obligation mentioned above, the agreement calls for a $0.01 per transaction royalty to be paid to the transferor of the patent.

Subsequent to the passing of Mr. Rousseff in July 1998, ITI's management became aware of facts and circumstances that cast doubt upon the enforceability of material portions of the Company's obligations under the 1995 Agreement, including (i) the amount of purchase obligation due and payable under the 1995 Agreement, and (ii) the amount recorded as the acquisition price of the patents on the books of ITI.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Management is currently assessing the validity and enforceability of the 1995 Purchase and Sale Agreement. In addition, management is assessing the amount, if any, of the Company's ongoing liabilities in respect of the patents. A favorable resolution of these issues may not necessarily relieve the Company of all liability associated with the patents. Liabilities remaining after the resolution, therefore, may result in a material dimunition in any benefits that may follow from a favorable resolution, or may otherwise have a material adverse impact on the Company's financial position, the magnitude of which has not yet been determined. Management has determined that resolution of these issues will result in an adjustment to one or more of the following financial statement items: the related party payable, total liabilities, or the amount attributable to the patents as an asset on the Company's balance sheet.

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



Date:   November 20, 1998      INTELLECTUAL TECHNOLOGY, INC.

                               BY: /S/  Janice L. Welch
                                   Secretary/Treasurer/Principal
                                   Financial Officer