Form 10KSB
period 1998-12-31
INTELLECTUAL TECHNOLOGY INC
filed 1999-04-15
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-KSB

             X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 or
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  0-29138

                       INTELLECTUAL TECHNOLOGY, INC.
        (Name of Small Business Issuer as specified in its charter)

               Delaware                         84-1130227
(State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
Incorporation or Organization)

             1945 Camino Vida Roble, Suite O, Carlsbad, CA  92008
             (Address of Principal Executive Offices)  (Zip Code)

                             (760) 929-9789
             Registrant's Telephone Number, Including Area Code

        Securities registered under Section 12(b) of the Exchange Act:
                                   None

        Securities registered under Section 12(g) of the Exchange Act:
                      Common Stock, $.00001 par value

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No      .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  Yes  X   No      .

The Registrant's revenues for the fiscal year ended December 31, 1998 were $5,521,827.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 1999 was $735,001. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

As of April 13, 1999, the Registrant had outstanding 10,000,001 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990, or to Registrant's Report on Form 8-K dated March 27, 1997.

      Transitional Small Business Disclosure Format:  Yes        No  X

ITEM 1.	BUSINESS

Historical Development

Image Technology, Inc., a Nevada corporation based in San Diego, California ("ITI Nevada") was formed on April 23, 1992 to engage in the design, manufacture and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp., a Delaware corporation. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly-owned subsidiary of Bridgestone Corp. Bridgestone Corp., which was formed on December 1, 1989, for the purpose of seeking out and acquiring a business opportunity, had completed a public offering of common stock and warrants on October 29, 1990, realizing net proceeds of $80,341. In April 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. References in this report to the Company and to ITI are references to Intellectual Technology, Inc., a Delaware corporation, and its predecessor and wholly owned subsidiary, ITI Nevada, on a consolidated basis.


Industry and Company Background

Vehicle registration services are operated by all 50 states, the District of Columbia, and many foreign governmental authorities. Governments use vehicle registration as a means of collecting revenues and to provide an orderly method of regulating the ownership and transfer of motor vehicles. Management of the Company recognizes that traditional methods of motor vehicle registration have resulted in delays experienced by members of the public, significant personnel and facility costs, the waste of preprinted materials and a generally inefficient disbursement process, as well as significant losses occasioned by fraud and theft. Based upon discussion with law enforcement officials, the Company believes that losses attributable to these problems are in the hundreds of millions of dollars.

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


The ITI Printing System and Related Print Media

The ITI printing system allows for the real time, on-site creation of vehicle registration forms and license decals on blank stock, including the imprinting of the vehicle license plate number on the decal. This on-demand printing capability allows Departments of Motor Vehicles to substantially reduce fraud and theft, increase revenue collection, and reduce personnel, inventory, and facility costs as a result of increased efficiencies. The ITI printing system is designed to operate both as a stand-alone unit in a printer server environment within a Department of Motor Vehicles ("DMV") office and as self-service terminals which can be placed in locations remote from DMV offices.

The Company believes that the ITI printing system resolves the problems described above in "Industry and Company Background," in that it prints a vehicle registration with an applied decal on blank stock, thereby eliminating inventory and inventory management, as well as the need to dispose of preprinted stock at year end. Additionally, it satisfies the security demands of Departments of Motor Vehicles in that it applies the vehicle license plate number to the decal, causing the decal to become significantly less valuable to thieves. The ITI printing system is equipped with software which accounts for all transactions effected through the printer, significantly reducing the likelihood of DMV employee fraud or theft. Finally, when combined with automated teller technology, the ITI printer system is capable of acting as a self-service terminal for motor vehicle registrations which can be established either in DMV offices or in remote locations, reducing personnel and facilities' costs.


Marketing and Sales

The primary market for the Company's printing systems and services consists of the Department of Motor Vehicles in each of the 50 U. S. states and Canada.

The Company believes that the historical relationships between key senior management and the State Motor Vehicle administrators and the limited number of competitors in this market permit the Company to approach the vehicle registration and renewal market with significant efficiencies. Consequently, the Company plans to market its products and services through its in-house marketing and sales staff.

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


Contracts

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") to implement ITI's printing system solution in Indiana. The term of the Indiana Contract was for a period of three years through October of 1999, subject to an option to renew on the part of the BMVC for an additional, fourth year. Indiana has exercised its option to renew for the fourth year with a new termination date of October 31, 2000.

The Maryland Department of Motor Vehicles contracted with the NCR Corporation for the purchase of self-service registration terminals for the State of Maryland. ITI supplied NCR with the printing systems necessary for the issuance of registrations and decals from the self-service terminals. As part of ITI's agreement with NCR in Maryland, all of the media (blank registration paper and decals) used by the state must be purchased from ITI. ITI is negotiating to provide additional self-service terminals to Maryland and to lease ITI's over-the-counter, stand-alone printing systems to Maryland.

In the fourth quarter of 1998, the Company entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. Beginning April 1, 1999, ITI will begin processing all of the approximately 950,000 annual registrations in South Dakota.

The Company processes and distributes drivers' licenses for the State of New Hampshire. The contract, which the Company has held for over five years, has been extended several times and is currently set to expire in May, 1999.


Manufacturing and Supply

The Company uses subcontractors to manufacture and supply all components and subassemblies of ITI's printing system and to provide the required printing media. The decal used by the ITI printing system is produced by 3M Corporation of St. Paul, Minnesota. The paper materials on which the registrations are printed are supplied by NCR (see "Business - The
ITI printing system and Related Print Media"). The Company has identified alternative vendor sources for all materials and assemblies used in its products other than the 3M printing media. The Company believes the use of vendors for its manufacturing process has allowed it to limit the size of its fixed overhead and to respond quickly to the volatility of its market which consists of a relatively small number of significant customers who order products at irregular intervals.


Competition

The Company has identified the automation of vehicle registrations and registration decal printing as its primary market. Currently there is only one major competitor targeting this niche market. In some markets, however, state agencies have decided to bundle the automation of the vehicle registration process into an overall upgrade of state computer and information systems projects. In these situations, where the business targeted by the Company is a component of a larger technology project, there are many potential competitors, primarily large computer manufacturers and information technology companies. Several of these larger companies have approached the Company seeking to partner on these opportunities.

Employees

The Company has fourteen full-time employees, of whom two are in executive or administrative positions, two are in engineering, and three are in sales positions. None of the Company's employees are currently represented by a union, and the Company believes that its relations with its employees are good.

ITEM 2.      PROPERTIES

The Company occupies approximately 2,500 square feet of office space in Carlsbad, California pursuant to a three year lease entered into in March, 1999. Monthly rent during the first year of the lease is $2,876. The Company is also obligated through 2001 under a lease for its previous corporate headquarters, which calls for monthly payments of $1,900. Management is in the process of locating a sub-tenant for this space.
The Company's Vice President of Sales and Marketing shares a suite of offices in Dayton, Ohio as to which the Company bears its share of nominal expenses. The Company also leases approximately 1,875 square feet of office/warehouse space in Carmel, Indiana. The lease is for two years at a cost of $1,054.69 per month in year one, $1,107.81 per month in year two. The Company believes that these facilities are adequate to meet its anticipated needs for the foreseeable future.



ITEM 3.      LEGAL PROCEEDINGS

On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego case number 727654 against American Registration Systems, Inc. ("ARS") and co-defendents, thereby recording a complaint for rescission of a 1995 Purchase and Sale Agreement between the Company and ARS. The suit challenges the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserts that such agreement was void or voidable due to a variety of defects, including but not limited to improper authorization, failure by an interested party to disclose a gross conflict of interest, and fraud.

To date, ARS has filed no response to the complaint. If ARS does not respond to the complaint, a default may be entered in the San Diego County Superior Court after April 30 1999, and ITI will then attempt to Secure favorable judgment by prove-up after the entry of such default, if default occurs.

The Purchase and Sale Agreement which the Company seeks to rescind provides that the Company shall pay to ARS or its assigns $4,000,000,
plus a $0.01 per transaction royalty.   Judgement in favor of the
Company would result in the cancellation of approximately $4,600,000 of currently outstanding indebtedness.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

               Quarter Ended       High  Bid         Low  Bid

            March 31, 1997         $      -          $      -
            June 30, 1997          $      -          $      -
            September 30, 1997     $      3.0000     $      1.1250
            December 31, 1997      $      2.1875     $      1.0000
            March 31, 1998         $      2.2500     $      1.1250
            June 30, 1998          $      3.2500     $      1.7500
            September 30, 1998     $      2.5000     $      0.7500
            December 31, 1998      $      1.2500     $      0.6250
            March 31, 1999         $      0.8875     $      0.6250

The quotations which appear above reflect inter-dealer prices, without retail mark-up, mark-down, or commission.

The Company has not paid any dividends on its common stock, and the Board of Directors of the Company presently intends to retain earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

As of April 13, 1999, the Company had approximately 76 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.


Plan of Operations

The Company designs, manufactures, and leases systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals.

Effective November 1, 1996, the Company commenced its lease contract with the State of Indiana. Prior to that date, the Company was engaged principally in research and development of its products and generated only limited operating revenues. Subsequently, the Company has entered into contracts to supply equipment and material to the State of Maryland, and has entered into a five year contract with South Dakota.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                Year ended December 31,
                              1998                1997

Operating Activities    $     2,710,906   $     (891,524)
Investing Activities         (1,062,555)      (1,634,188)
Financing Activities         (1,867,834)       2,924,344

Net effect on cash      $      (219,483)  $      398,632

Operating cash flows are derived from lease revenues and from sales of the Company's printers and supplies. In 1998, the Company processed a full year of motor vehicle registrations under its contract with Indiana resulting in positive cash flows from operations, as compared an operating cash flow deficit in 1997, which was a phase-in year for the Company's equipment in Indiana.

Current liabilities includes a $4,000,000 obligation, payable to a related party, which is due by its terms in May, 1999. The obligation arose as a result of a 1995 Purchase and Sale Agreement between the Company and American Registration Systems, Inc. ("ARS") whereby the Company acquired certain patents for $4,000,000, plus a $0.01 per transaction royalty payable to ARS.

On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego against ARS, seeking to rescind the Purchase and Sale Agreement. The suit challenges the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserts that such agreement was void or voidable due to a variety of defects, including but not limited to improper authorization, failure by an interested party to disclose a gross conflict of interest, and fraud.

To date, ARS has filed no response to the complaint. If ARS does not respond to the complaint, a default may be entered in the San Diego County Superior Court after April 30 1999, and ITI will then attempt to Secure favorable judgment by prove-up after the entry of such default, if default occurs.

Judgement for the Company in this case will result in debt relief of approximately $4,600,000, representing the purchase liability, accrued interest thereon of $533,000, and accrued royalties of $86,000. Because the amount is in dispute, and since ARS has made no demand for payment of this amount, management anticipates no current cash requirement related to this obligation.


Results of Operations

Revenues increased  83% from $3,011,000 in 1997 to $5,522,000 in 1998.
The increase is primarily due to a proportional increase in the number of vehicle registrations processed by the Company in 1998 as compared with 1997.

Gross profit increased 113% from $1,252,000 (41.5% of sales) in 1997 to $2,333,000 (42.2% of sales) in 1998. The overall increase in gross profit is due to greater sales volume in 1998. The increase in gross profit as a percentage of sales results from savings in insurance and materials costs in 1998.

Operating expenses increased 24% from $1,354,000 in 1997 to $1,679,000 in 1998. General and administrative expenses accounted for the majority of the increase, primarily due to increased salary and consultant fees for 1998 versus 1997.

Interest expense increased slightly as a result of higher average debt balances. Net loss decreased from $867,000 to $140,000 as a result of the factors discussed above.




Effect of Inflation and Foreign Currency Exchange

The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.


Year 2000 Issue

The Company's management has conducted an assessment of the impact of the Year 2000 issue on its products and operations. Management believes that all of the Company's products and internal operating systems are currently Year 2000 compliant. The Company is also in the process of ascertaining whether strategic vendor relationships will be affected by Y2K, and projects that this assessment will be complete in the third quarter of 1999. The Company has been unable to ascertain whether its governmental customers will be year 2000 compliant. In the event that one or more of the Company's customers experiences a computer system disruption caused by the year 2000 issue, the Company could experience significant loss of revenues until such time as Y2K remediation is accomplished by the customer. The Company will have no control over such remediation efforts or their duration.


ITEM 7.     FINANCIAL STATEMENTS

The financial statements set forth in pages F-1 to F-13 of this report are incorporated herein by reference.


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

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

Identification of Directors, Executive Officers, and Significant Employees

The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:


     Name                     Age        Position


Nicholas Litchin              72    Chairman of the Board of Directors

Walter G. Fuller              58    President, Director,
                                    Chief Executive Officer

Janice L. Welch               58    Secretary/Treasurer

John F. Grim                  43    Vice President Sales/Marketing and Director

Robert Neece                  51    Director

Christopher M. Welch          30    Director

Family Relationships

Christopher M. Welch is the son of Janice L. Welch. There are no other family relationships between any directors or executive officers.


Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including his or her principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Nicholas Litchin is the Chairman of the Board of Directors of the Company, a position which he has held since July 1998. He was Vice Chairman since March 12, 1997, and has been a director of the Company since the formation of Image Technology in April 1992. From 1988 to 1989, Mr. Litchin was in retirement. Prior to that time from 1980 to 1989, Mr. Litchin was the President of Mercer Beverage Company of St. Henry, Ohio, an Ohio corporation engaged in beverage distribution.
From 1973 to 1987, he was the Chairman of ABC Distributing Company of Defiance, Ohio, an Ohio corporation engaged in the distribution of beer, wine, and soft drinks. From 1982 to 1991, Mr. Litchin was a Vice President of WMCR Corporation of Altena, Michigan, an owner/operator of 53 KFC outlets.

Walter G. Fuller is the President and a Director of the Company and Image Technology, positions which he has held since March 12, 1997 and the formation of Image Technology in 1992, respectively. He is also the President of M&S Steel Co., Inc., an Indiana corporation which is a supplier of structural steel to the construction industry.

Janice L. Welch is the Secretary/Treasurer and a Director of the Company and ITI. She has held her position with the Company since March 12, 1997 and with Image Technology since its formation on April 23, 1992.

John F. Grim is the Vice President - Sales and Marketing of the Company. He has held his position with the Company since March 12, 1997 and with Image Technology since October 1, 1995. Previous to this employment, Mr. Grim worked for NCR Corporation for over fourteen years in various sales, marketing, and management capacities related to networking products and the Public Sector industry. Prior to departing NCR, Mr. Grim was the head of NCR's Public Sector worldwide marketing organization. Mr. Grim is also a Director of the Company.

Robert Neece has been a Director of the Company since July of 1998.
He has been engaged in the private practice of law in Denver, Colorado since 1981. Throughout that period of time, he has concentrated his practice in the areas of corporation, commercial, and securities law. Since 1992, Mr. Neece has been Special Counsel with the Denver law firm of Burns, Wall, Smith and Mueller, P.C.

Christopher M. Welch was elected a Director of the Company in February 1999...He is the grandson of Company founder Christ M. Rousseff. Mr. Welch graduated with honors from San Diego State University in 1994 with a degree in accountancy. He is currently an executive council agent with New York Life, where he has worked for the past three years.


Involvement in Certain Legal Proceedings

No officer, director, significant employee, promoter, or control person of the Company has been involved in any event of the type described in
Item 401(d) of Regulation SB during the past five years.


Compliance with Section 16(a) of the Exchange Act

Not applicable.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1998:

                      Annual Compensation    Long-term Compensation Awards

                                            Restricted    Options
                                            Stock         and    Other
Name and Position   Year  Salary  Bonus     Awards        Sar's  Compensation

Walter G. Fuller  1996    $  -       $  -   $  -          $  -   $  -
CEO, Director     1997    $  -       $  -   $  -          $  -   $  -
                  1998    $  -       $  -   $  -          $  -   $  -

John F. Grim      1996    $ 125,000  $  -   $  -          $  -   $  -
VP Marketing      1997    $ 125,000  $  -   $  -          $  -   $  -
and Director      1998    $ 125,000  $  -   $  -          $  -   $  -


Compensation of Directors

The Company has adopted a policy of paying non-employee directors
$250 per meeting plus expenses.


Employment Agreements

None.


Termination of Employment and Change of Control Arrangements

None.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

As of April 13, 1999, other than certain of its officers and directors, no person was known by the Company to own or control beneficially more than five percent of its outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by each director and officer of the Company, and by all officers and directors as a group.

                                        Number of Shares
Name and Address of                    Owned Beneficially
Beneficial Owner        Title of Class    and of Record  Percent of Class

Janice L. Welch(1)      Common Stock      4,194,960        41.9%
c/o 1945 Camino Vida
Roble Suite O
Carlsbad, CA 92008

Walter G. Fuller        Common Stock      2,654,880        26.5%
217 E. Railroad
P.O. Box 299
Garrett, IN  46738

Nicholas Litchin(2)     Common Stock      1,294,920        12.9%
6332 Constitution Ave.
Ft. Wayne, IN  46804

John F. Grim            Common Stock        180,000         1.8%
270 Regency Ridge #210
Centerville, OH  45459

Robert Neece            Common Stock        214,000         2.1%
c/o 303 East 17th Ave.
Denver, Colorado 80202

Christopher M. Welch
c/o 1945 Camino Vida
Roble Suite O
Carlsbad, CA  92008          n/a          none             0.0%

All Officers and        Common Stock      8,538,760       85.4%
Directors as a Group
(6 persons)

(1) Includes 3,424,920 shares held of record by Ms. Welch as the Trustee of the J&S Trust.

(2) Includes 214,920 shares held of record by L&R Realty, an Indiana general partnership, of which Mr. Litchin is a partner, 699,840 shares held of record by the Litchin Family Partnership, of which Mr. Litchin is a general partner, and 360,000 shares held of record by Mercer Beverage Co., an Ohio corporation, of which Mr. Litchin is the President and of which Mrs. Litchin is a principal shareholder. Mr. Litchin disclaims beneficial ownership of these shares.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITI and American Registration Systems, Inc. ("ARS"), entered into a Purchase and Sale Agreement with regard to certain patented technology. In consideration of the assignment of patents, ITI agreed to pay to ARS the sum of $4,000,000 before May 1, 1997 and to assume ARS's royalty obligation of $0.01 per transaction effected through any device incorporating the subject matter of the 1994 patent. On March 11, 1997, this Agreement was amended to provide that ITI will have no payment obligation to ARS until May 1, 1999.

On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego case number 727654 against ARS and co-defendants, thereby recording a complaint for rescission of the Purchase and Sale Agreement between the Company and ARS. The suit challenges the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserts that such agreement was void or voidable due to a variety of defects, including but not limited to improper authorization, failure by an interested party to disclose a gross conflict of interest, and fraud.

To date, ARS has filed no response to the complaint. If ARS does not respond to the complaint, a default may be entered in the San Diego County Superior Court after April 30 1999, and ITI will then attempt to Secure favorable judgment by prove-up after the entry of such default, if default occurs.

From time to time, the Company has obtained temporary financing from its directors and officers. A total of $118,126 and $600,000 was repaid at interest rates of 8% in 1998 and 12% interest in 1997. Interest expense recognized in 1998 and 1997 as payable to directors and officers totaled $16,609 and $32,351.

The Company also obtained certain temporary financing from shareholders or parties related to shareholders. The average interest rate on these obligations was 8%. At December 31, 1998 and 1997, principal amounts owed to shareholders totaled $16,200 and $125,325, and accrued interest was $12,593 and $26,417. The amount of interest expense on these notes in 1998 and 1997 totaled $2,785 and $19,792.

The Company leases service vehicles from a company owned by a relative of ITI's Chairman. The lease calls for monthly payments of $2,233.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements

    The following Financial Statements are filed as part of this report:

      Report of Independent Public Accountants


      Balance Sheet - December 31, 1998

      Statements of Loss and Accumulated Deficit for the years ended December 31, 1998 and 1997

      Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998 and 1997

      Statements of Cash Flows for the years ended December 31, 1998 and 1997

         Notes to Financial Statements

(b) Reports on Form 8-K

    None.



(c)   Exhibits

      3.1(a)  Certificate of Incorporation  (1).

      3.1(b)  Amendment to Certificate of Incorporation  (2).

      3.2     Bylaws 4(i).  Specimen Stock Certificate  (1).

      4.2     Specimen Class A Warrant Certificate  (1).

      4.3     Specimen Class B Warrant Certificate  (1).

      4.4     Unit Warrant Agreement  (1).

10.1 Purchase and Sale Agreement, dated October 31, 1995, by and between American Registration Systems, Inc. and
      Image Technology, Inc.  (3).

10.2 Addendum to Purchase and Sale Agreement dated as of March 11, 1997. (3).

10.3 Equipment Lease, Support and Maintenance Agreement, effective November 1, 1996, by and between Indiana Bureau of Motor Vehicles Commission and Image Technology, Inc. (3).

10.4 Subcontractor Agreement, effective as of August 1, 1996, by and between NCR Corporation and Image Technology, Inc. (3).

10.5 Employment Agreement between intellectual Technology and
      John F. Grim.  (3).

21.   Subsidiaries of Registrant.  (3).

(1) Incorporated by reference to Registrant's Registration
      Statement No. 33-33092-D, effective April 17, 1990.

(2) Incorporated by reference to Registrant's Registration on Form 8-A, filed April 10, 1997.

(3) Incorporated by reference to Registrant's Form 10KSB for the year ended December 31, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        INTELLECTUAL TECHNOLOGY, INC.


                                        By:  /s/ Nicholas Litchin
                                             Nicholas Litchin, Chairman
                                             Date:  April 14, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 Signature                      Title                          Date

By:/s/Nicholas Litchin     Chairman of the Board             April 14, 1999
Nicholas Litchin

By:/s/Janice L. Welch      Secretary/Treasurer               April 14, 1999
Janice L. Welch            (Principal Financial Officer)

By:/s/Walter G. Fuller     President, Chief Executive        April 14, 1999
Walter G. Fuller           Officer, and Director (Principal
                           Executive Officer)

By:/s/John F. Grim         Director                          April 14, 1999
John F. Grim

By:/s/Robert Neece         Director                          April 14, 1999
Robert Neece

By:/s/Christopher M. Welch Director                          April 14, 1999
Christopher M. Welch

Index to Financial Statements



                         INTELLECTUAL TECHNOLOGY, INC.



                                                        Page

Report of Comiskey & Company, P.C.
Independent Public Accountants                           F-1


Balance Sheet                                            F-2


Statements of Loss and Accumulated Deficit               F-3


Statements of Cash Flows                                 F-4


Statements of Stockholders' Equity                       F-5


Notes to Financial Statements                F-6 through F-13

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited the accompanying balance sheet of Intellectual Technology, Inc. as of December 31, 1998, and the related statements of loss and accumulated deficit, cash flows, and stockholders' equity for each of the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellectual Technology, Inc. as of December 31, 1998, and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


Denver, Colorado
February 18, 1999

                                               /s/ Comiskey & Company
                                               PROFESSIONAL CORPORATION

                              BALANCE SHEET
                            December 31, 1998


        ASSETS
 Current Assets
   Cash and cash equivalents (including savings of $33,040)   $184,757
   Accounts receivable                                         156,645
   Inventory                                                   262,045
   Prepaid expenses                                             19,186
                                                              --------
       Total current assets                                    622,633


 Property & Equipment
   Contract equipment                                        5,323,167
   Equipment - non-contract                                     58,101
   Office equipment, furniture and improvements                 36,838
                                                              --------
                                                             5,418,106
   Less: Accumulated depreciation                            2,803,814
                                                              --------
                                                             2,614,292
 Other Assets
   Patents, net of accumulated amortization of $886,198      3,377,695
   Deposits                                                     25,755
   Organization costs, net of accumulated
   amortization of $791                                          1,259
                                                             ---------
       Total assets                                         $6,641,634
                                                            ==========

       LIABILITIES AND STOCKHOLERS' EQUITY
 Current Liabilities
   Accounts payable                                           $492,602
   Accrued expenses                                            311,056
   Notes payable                                             1,198,344
   Notes payable - related party                                16,200
   Due to related party                                      4,000,000
   Accrued interest payable                                    569,201
                                                              --------
Total current liabilities                                    6,587,403

 Other Liabilities
   Long-term debt, net of current portion                    1,543,176

                                                             1,543,176
                                                             ---------

 Stockholders' Equity
   Preferred stock, $0.00001 par value,
     10,000,000 shares authorized,
     no shares issued or outstanding
   Common stock, $0.00001 par value, 20,000,000
     shares authorized, 10,000,001 shares
     issued and outstanding                                        100
   Additional paid-in capital                                1,186,250
   Deficit accumulated during the development stage         (2,675,295)
                                                            ----------
                                                            (1,488,945)
                                                            ----------
       Total liabilities and stockholders' equity           $6,641,634
                                                            ==========

                           Intellectual Technology, Inc.
                      STATEMENT OF LOSS AND ACCUMULATED DEFICIT
                   For the years ended December 31, 1998 and 1997


                                                1998             1997
                                              ----------      ----------
 REVENUES
   Registration decals income                 $5,198,174      $2,472,032
   License income                                299,953         298,927
   Equipment/material sales                       23,700         240,411
                                              ----------      ----------

       Total revenues                          5,521,827       3,011,370

 COST OF REVENUES
   Depreciation and amortization               1,965,286         789,355
   Insurance                                      19,886          12,604
   Maintenance                                   599,378         314,293
   Materials                                     511,392         609,211
   Royalties                                      61,205          24,442
   Taxes                                          31,250           9,250
                                              ----------      ----------
       Total cost of revenues                  3,188,397       1,759,155
                                              ----------      ----------

       Gross profit                            2,333,430       1,252,215

 OPERATING EXPENSES
   Depreciation                                   25,716          22,043
   General & administrative expenses           1,036,531         884,933
   Patent amortization                           279,832         281,430
   Research & development                        188,817          32,220
   Selling                                       148,120         133,668
                                              ----------      ----------
                                               1,679,016       1,354,294
                                              ----------      ----------

       Income (loss) from operations             654,414        (102,079)

 OTHER INCOME (EXPENSE)
   Interest income                                 3,516           4,841
   Interest expense                             (798,446)       (769,919)
                                              ----------      ----------
       Loss before income taxes                 (140,516)       (867,157)

   Income tax expense                                  -               -
                                              ----------      ----------
       NET LOSS                               $ (140,516)     $ (867,157)
                                              ==========      ==========
       Loss per share - basic                 $    (0.01)     $    (0.09)
                                              ==========      ==========
       Weighted average number
         of shares outstanding                10,000,001       9,791,667
                                              ==========      ==========

                           Intellectual Technology, Inc.
                         STATEMENT OF STOCKHOLDERS' EQUITY
                   For the years ended December 31, 1998 and 1997


                         Common Stock
                  ----------------------
                                            Additional
                  Number                     paid-in    Accumulated
                  of shares      Amount      capital      deficit     Totals
                   -----------   -----  ----------   ----------   ----------
 Balances as of
  January 1, 1997    9,000,001   $  90  $1,133,260   $(1,667,622) $(534,272)

 Stock issued in
 Business combination
 with Bridgestone
 Corp.,
 March 12, 1997      1,000,000      10      49,990            -      50,000

 Contributed capital       -        -        3,000            -       3,000


 Net loss                  -        -         -         (867,157)  (867,157)
                   ----------    -----  ----------   ----------   ----------
 Balances as of
 December 31, 1997  10,000,001     100   1,186,250    (2,534,779)(1,348,429)

 Net Loss                -         -           -        (140,516)  (140,516)
                   ----------    -----  ----------   ----------   ----------
 Balances as of
 December 31, 1998  10,000,001   $ 100  $1,186,250   $(2,675,295)$(1,488,945)
                    ==========   =====  ==========   ===========  ===========

                         Intellectual Technology, Inc.
                           STATEMENTS OF CASH FLOWS
                   For the years ended December 31, 1998 and 1997


                                                     1998         1997
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(140,516)   $(867,157)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
     Amortization                                   295,907      281,430
     Depreciation                                 1,974,927      910,596
     Decrease (increase) in accounts receivable     160,893     (268,427)
     Increase in inventory                         (141,897)     (52,262)
     Decrease (increase) in prepaid expenses         12,278      (19,521)
     Decrease (increase) in
       notes receivable/employee advances            15,500      (15,100)
     Decrease (increase) in restricted cash          21,202      (21,202)
     Decrease in deposits and other assets           55,793       15,518
     Increase (decrease) in accounts payable         92,100   (1,245,653)
     Increase in accrued expenses and interest      364,719      390,254
                                                  ---------    ----------
       Net cash provided (used)
         by operating activities                  2,710,906     (891,524)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in patents and other intangibles          -      (17,582)
     Purchase of non-contract equipment             (16,734)     (71,479)
     Investment in contract costs and equipment  (1,045,821)  (1,545,127)
                                                  ----------   ----------
       Net cash used by investing activities     (1,062,555)  (1,634,188)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock
     and capital contributions                            -       53,000
     New borrowings                                 563,000    7,296,398
     Debt repayments                             (2,430,834)  (4,425,054)
     Loan costs                                           -            -
                                                  ----------   ----------
       Net cash provided (used)
         by financing activities                 (1,867,834)   2,924,344
                                                  ----------   ----------
 NET INCREASE (DECREASE) IN CASH                   (219,483)     398,632

CASH AND CASH EQUIVALENTS, beginning of period      404,240        5,608
                                                  ----------   ----------
CASH AND CASH EQUIVALENTS, end of period           $184,757     $404,240
                                                  ==========   ==========
 SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
     Cash paid during the year for interest        $497,081     $354,221
                                                  ==========   ==========
     Cash paid during the year for income taxes    $      -     $      -
                                                  ==========   ==========

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998


1. Description of Business and Summary of Significant Accounting Policies Corporate History
Intellectual Technology, Inc. ("ITI," "the Company") was incorporated in the State of Delaware under the name Bridgestone Corp. on December 1, 1989. Image Technology, Inc., a Nevada corporation ("ITI
Nevada") was formed on April 23, 1992 to engage in the design, manufacture and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly-owned subsidiary of Bridgestone Corp. Bridgestone Corp. had completed a public offering of common stock and warrants on Octover 29, 1990. In April 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. References in this report ot the Company and to ITI are references to Intellectual Technology, Inc. a Delaware corporation, and its predecessor and wholly owned subsidiary, ITI Nevada, on a consolidated basis.

Description of Business
ITI is engaged in the design, manufacture, and sale or lease of equipment for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. The Company's printing systems are currently installed in the states of Indiana and Maryland, with installations in progress at year-end in South Dakota. The printing system is designed as a stand-alone unit, which is used as such in individual motor vehicle registration offices and mailrooms, and has also been incorporated into a self-service terminal ("SST") assembly.

Effective November 1, 1996, the Company entered into a lease with the Indiana Bureau of Motor Vehicles Commission ("BMVC") for a period of three years, with a renewal clause for an additional year. The lease requires ITI to provide the equipment and media required to print the registrations and decals, and to support and maintain the equipment during the period of the contract. ITI will receive an all-inclusive pper transaction lease fee for these services.

Effective November 15, 1998, the Company entered into a Letter of
Agreement for Consultant Services with the South Dakota Department of Revenue. This agreement called for the initial lease of printers for a period of five years, commencing April 1, 1999 and terminating
March 31, 2004. The lease require ITI to provide the equipment and media required to print automobile registrations and validation decals including, but not limited to, motorcycles, commercial and non-commercial trucks, boats and trailers, and to support and maintain the equipment during the period of the contract. ITI will receive an all-inclusive per transaction lease fee for these services.

ITI printer systems were sold in Maryland on a subcontract basis for use in SST installations in that state. ITI currently supplies the media for these printers.

The Company has also purchased the rights to a contract with the state of New Hampshire to provide drivers' licenses. These amounts are billed on a per transaction basis. This contract expires May 31, 1999.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998


1. Description of Business and Summary of Significant Accounting Policies (continued)
Significant Accounting Policies
Principles of Consolidation
Unless otherwise indicated, all references to "the Company" in these financial statements are references to Intellectual Technology, Inc. and its wholly owned subsidiary, Image Technology, Inc. Intercompany transactions have been eliminated in consolidation.

     Cost Recovery - Equipment and Contract Costs
Leased contract equipment costs have been capitalized, and include the manufactured cost of the printers and SST's, operating software, installation, freight, packaging, contract startup costs, and other costs incidental to making the equipment operational.

All costs are recovered in the ratio that transactions to date bear to total estimated transactions over the contract term. For purposes of hardware and software costs, the Company is using the transactions expected over the period of the Indiana Contract, plus the one-year renewal, for a total of four years. Installation and other costs which are directly associated with the state of Indiana project, are being depreciated using the projected number of transactions for the initial three-year contract period only.

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

New Hampshire contract costs were amortized ratably through January of 1999.

Certain costs to obtain debt financing have been deferred and are amortized over the length of the loan using the straight-line method.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998


1. Description of Business and Summary of Significant Accounting Policies (continued)
Research and Development
Research and development costs are expensed as incurred.

Cash and Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

Significant Concentrations
For the years ended December 31, 1998 and 1997, the Company derived 94% and 82% of total revenues from a single contract.

From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 1998 was approximately $203,000.

Earnings per Share
Basic earnings per share are computed using the weighted average number of shares outstanding. Shares issued in the stock transfer and exchange described in Note 7 are considered outstanding for all periods presented. Diluted earnings per share have not been presented, since the effect of potentially dilutive securities is antidilutive.

Consideration of Comprehensive Income Items
The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity charges and credits) and its components as part of the basic financial statements. For the year ended December 31, 1998, the Company's financial statements do not include any changes in equity that are required to be reported separately in comprehensive income.

Fair Value of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998


2.    Presentation as a Going Concern
The Company has experienced operating losses since its inception, and was in the development stage as defined by SFAS No. 7 until November 1996. It has a deficit in equity of $(1,488,945) at December 31, 1998, and a working capital deficit of $(5,964,770). These conditions are primarily as a result of losses incurred in the startup phase and during the initial year of the Indiana Contract, during which the Company operated at reduced revenues while the printer installations were accomplished.

Under the Company's current financing arrangement, receivables from the Indiana Contract have been assigned to the note holder. The amount of monthly cash flow from this contract is remitted net to the Company after debt service is satisfied. Management projects that this arrangement will continue to generate positive monthly cash flows from the remainder of the Indiana Contract sufficient to support operations and the Company's sales effort.

In the first quarter of 1999, the Company filed for rescission of the Purchase and Sale Agreement between the Company and American Registration Systems. (See Note 8) The debt of $4,000,000 associated with this agreement, approximately $85,000 of accrued royalties, and approximately $533,000 of accrued interest, which are included in the accompanying financial statements as part of current liabilities, may be reduced or eliminated if the Company is successful in rescinding this transaction.

3.     Related Party Transactions
The Company entered into a Purchase and Sale Agreement with American Registration Systems, Inc. ("ARS"), a for the assignment of two patents related to ITI's printing system whereby the Company was to pay a total of $4,000,000 plus a $0.01 per transaction royalty to ARS or its assigns. This obligation was non-interest bearing until May 1, 1997, after which interest at 8% has been accrued until May 1999 when this obligation becomes due. A total of $-0- and $77,691 of imputed interest and $533,335 and $213,335 in accrued interest was incurred on this debt during the year ended December 31, 1998 and 1997.

Amounts charged to operations for the per transaction royalty were $61,205 and $24,442 for the years ended December 31, 1998 and 1997. The amount payable at December 31, 1998 was $85,647.

This agreement is in dispute.  See Note 8.

From time to time, the Company has obtained temporary financing from its directors and officers. A total of $118,126 and $600,000 was repaid at interest rates of 8% in 1998 and 12% interest in 1997. Interest expense recognized in 1998 and 1997 as payable to directors and officers totaled $16,609 and $32,351.

The Company also obtained certain temporary financing from shareholders or parties related to shareholders. The average interest rate on these obligations was 8%. At December 31, 1998 and 1997, principal amounts owed to shareholders totaled $16,200 and $125,325, and accrued interest was $12,593 and $26,417. The amount of interest expense on these notes in 1998 and 1997 totaled $2,785 and $19,792.

The Company leases service vehicles from a company owned by a relative of ITI's Chairman. The lease calls for monthly payments of $2,233.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998


4.     Notes Payable and Long-term Debt
The Company is obligated under the following notes at December 31, 1998:

                                            Short-term        Long-term

13.05% Installment notes, secured
by all printers, SSTs, and miscellaneous
equipment leased to Indiana, and the
assignment of accounts receivable
from the Indiana Contract, payable
monthly in installments of $243,368.
 Refinanced in March, 1999
through December 2000.                      $  1,166,144     $  1,537,376

8% debt obligation payable
to related party, secured by patents.
 Interest and principal due
and payable May 1, 1999.                       4,000,000               -

8% unsecured demand note.                          5,000               -

15% unsecured note, due June 15, 1997.            33,000               -

11% note, secured by computers
purchased in December 1998,
interest and principal due
monthly at $513, matures December 2000             5,200            5,800

8% unsecured demand
notes payable to related parties.                  5,200               -
                                            ------------     ------------
Total notes payable                         $  5,214,544     $  1,543,176
                                            ============     ============

Scheduled note maturities debt over the next five years and in the aggregate are as follows:

      For the year ended
         December 31,                             Amount

             1999                            $  5,214,544
             2000                               1,543,176
             Thereafter                                 -


In the first quarter of 1999, the Company refinanced the debt associated with the Indiana contract, and obtained financing for its South Dakota installation. As a result, $1,537,000 of current installment payments on equipment related debt have been reclassified from current to long term to reflect the December, 2000 revised due date for existing debt.

The above amounts reflect the ARS obligation as a current liability due May, 1999. The Company is disputing this amount. See Note 8.

5. Leases
The Company leases for its own use office space, vehicles, and office equipment under non-cancelable operating leases expiring in the years 1999 to 2002. Subsequent to year-end the Company relocated its corporate offices to Carlsbad, California. The Company continues to be obligated under its original office lease through 2001.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998


5. Leases (continued)
Future minimum lease payments on non-cancelable operating leases over the next five years are as follows:

      For the year ended
         December 31,                              Amount
       -----------------                        ------------
            1999                                $  90,815
            2000                                   86,720
            2001                                   67,391
            2002                                   22,948
            2003                                        -

Rent expense for the years ended December 31, 1998 and 1997 was $68,399 and $34,277, respectively.

6.     Income Taxes
The Company has federal net operating loss carryforwards totaling approximately $2.7 million which expire between 2010 and 2018. These carryforwards were generated by Image Technology, Inc. Net operating losses generated by Bridgestone Corp. are limited under Section 381 of the Internal Revenue Code, and the tax effect thereof has been disregarded for financial reporting purposes. The following are the components of the Company's deferred tax assets and liabilities:

                                                 1998            1997
      Non-benefited net operating loss
           Carryforwards                    $  910,000      $  612,000
      Valuation allowance                     (910,000)       (612,000)
                                            ----------      ----------
      Total deferred tax assets             $        -      $        -
                                            ==========      ==========
      Deferred tax liabilities              $        -      $        -
                                            ==========      ==========

7. Stockholders' Equity
Preferred Stock
At December 31, 1997, the Company has authorized a total of 1,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors. No preferred shares are outstanding, nor have any series of preferred shares been designated.

Common Stock
At December 31, 1997, a total of 20,000,000 shares of $0.00001 par value common stock were authorized, and 10,000,001 were issued and outstanding.

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998


7. Stockholder' Equity (continued)
Stock Transfer and Exchange with Image Technology, Inc.
On March 12, 1997, the Company entered into a stock transfer and exchange agreement with Image Technology, Inc. The Company issued a total of 450,000,000 shares of its common stock to acquire 100% of the issued and outstanding common stock of Image Technology, Inc.
As a result of the transaction, the shareholders of Image Technology, Inc. emerged as holders of 90% of the common shares of the parent company, with the former Bridgestone shareholders retaining 10% of the outstanding common shares. The sole officer and directors of Bridgestone resigned in favor of persons appointed by ITI.

The stock transfer and exchange agreement also provided that certain members of pre-acquisition management of Bridgestone Corp. be engaged as consultants to the Company after the transaction.

As a direct result of the transaction, and effective March 12, 1997, the Company changed its name from Bridgestone Corp. to Intellectual Technology, Inc. The Company also underwent a 1 for 50 reverse split of common shares, and reduced the number of authorized shares from 500,000,000 common shares to 20,000,000 common shares, and 20,000,000 preferred shares to 10,000,000.

The transaction has been accounted for as a recapitalization of the private company, Image Technology, Inc. The accompanying financial statements include the operations of Image Technology, Inc. prior to the acquisition and the operations of Intellectual Technology, Inc. and Image Technology, Inc. on a consolidated basis subsequent to the transaction.

8. Subsequent Events
Proposed Rescission of ARS Purchase and Sale Agreement
On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego case number 727654 against American Registration Systems, Inc. ("ARS") and co-defendants, thereby recording a complaint for rescission of a 1995 Purchase and Sale Agreement between the Company and ARS. The suit challenges the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserts that such agreement was void or voidable due to a variety of defects, including but not limited to improper authorization, failure by an interested party to disclose a gross conflict of interest, and fraud.

To date, ARS has filed no response to the complaint. If ARS does not respond to the complaint, a default may be entered in the San Diego County Superior Court after April 30 1999, and ITI will then attempt to Secure favorable judgment by prove-up after the entry of such default, if default occurs.

The Purchase and Sale Agreement which the Company seeks to rescind provides that the Company shall pay to ARS or its assigns $4,000,000,
plus a $0.01 per transaction royalty.   Judgement in favor of the
Company would result in the cancellation of approximately $4,600,000 of currently outstanding indebtedness.

The accompanying financial statements reflect the $4,000,000 obligation, plus accrued interest and royalties, as current obligations of the Company according to the terms of the Purchase and Sale Agreement.
Based on amounts outstanding at December 31, 1998, the resolution of this matter in a manner favorable to the Company will have the following effects on the financial position of the Company:

      Decrease in Other Assets                3,355,355

      Decrease in Current Liabilities         4,618,983

      Increase in Equity                      1,263,628

INTELLECTUAL TECHNOLOGY, INC.
Notes to Financial Statements
December 31, 1998




8.     Subsequent Events (continued)
Post year-end financing
In the first quarter of 1999, the Company refinanced $2,600,000 in installment debt previously maturing in November of 1999 through December of 2000 at a rate of 9.35%. The new debt is secured by leased equipment and calls for monthly installments of $134,695.

In the first quarter of 1999, the Company obtained $800,000 in new equipment financing at 10.4%. This debt calls for monthly installments of $17,225 through April 15, 2004.

Corporate relocation
In the first quarter of 1999, the Company entered into a three year lease for approximately 2,500 square feet of office space in Carlsbad, California at $2,786 per month.