Form 10QSB
period 1999-03-31
INTELLECTUAL TECHNOLOGY INC
filed 1999-05-19
CIK 859914

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549



                                  FORM 10-QSB



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  March 31, 1999

                   Commission file number:  33-33092-D

                       INTELLECTUAL TECHNOLOGY, INC.
   (Exact name of small business issuer as specified in its charter)

      Delaware                                        84-1130227
 (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                 Identification No.)

      1945 Camino Vida Roble, Suite O, Carlsbad, California 92008
                (Address of principal executive offices)

                              (760) 929-9789
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  -X-    No ---


As of May 1, 1999, 10,000,001 shares of common stock, par value
$0.00001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes ---    No -X-

                                  INDEX

                                                                Page
                                                               Number

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet, March 31, 1999                   3

                  Statements of Operations and
                  Accumulated Deficit (Unaudited)
                  for the three months ended
                  March 31, 1999 and 1998                         4

                  Statements of Cash Flows (Unaudited)
                  for the three months
                  ended March 31, 1999 and 1998                   5

                  Notes to financial statements                   6

         Item 2.  Management's Discussion and Analysis or
                       Plan of Operations                        7-9

PART II.          OTHER INFORMATION                               10

                  Signatures                                      11

                       Intellectual Technology, Inc.
                            BALANCE SHEET
                           March  31, 1999
                             (Unaudited)

      ASSETS

CURRENT ASSETS
       Cash and cash equivalents                        $    59,941
       Accounts receivable                                1,336,716
       Inventory                                            446,702
       Prepaid expenses                                      43,037
                                                         ----------
      Total current assets                                1,886,396

PROPERTY AND EQUIPMENT
       Contract equipment                                 5,699,641
       Equipment - non contract, office,
         furniture and improvements                         101,516
                                                         ----------
                                                          5,801,157
       Accumulated depreciation                           3,418,040
                                                         ----------

       Total property and equipment                       2,383,117

OTHER ASSETS
       Patents and organization costs, net of
         accumulated amortization of $959,331             3,408,652
       Deposits                                               7,051
                                                         ----------
       Total other assets                                 3,415,703
                                                         ----------
      TOTAL ASSETS                                      $ 7,685,216
                                                         ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                 $   843,987
       Accrued expenses                                     346,359
       Notes payable                                      2,006,452
       Notes payable - related parties                      105,200
       Due to related party                               4,000,000
       Accrued interest payable                             648,250
                                                         ----------
      Total current liabilities                           7,950,248

OTHER LIABILITIES
       Long term debt (net of current portion)            1,172,151

STOCKHOLDERS' EQUITY
       Preferred stock, $0.00001 par value; 10,000,000 shares
          authorized; no shares issued and outstanding            -
       Common stock, $0.00001 par value; 20,000,000
          shares authorized; 10,000,001 shares issued and
          outstanding                                           100
       Additional paid-in capital                         1,186,250
       Accumulated deficit                               (2,623,533)
                                                         ----------
      Total stockholders' equity                         (1,437,183)
                                                         ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                           $ 7,685,216
                                                         ==========
The accompanying notes are an integral part of the financial statements.
                                    3

                      Intellectual Technology, Inc.
           STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                             (Unaudited)


                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             1999             1998
                                         ------------    -------------
REVENUES
  Sales, net                            $   1,796,855   $    1,729,709

COST OF REVENUES
  Depreciation and amortization               608,036          657,012
  Material costs                              252,495          155,865
  Maintenance and other cost of sales         185,022          153,433
                                         ------------    -------------
    Total cost of revenues                  1,045,553          966,310
                                         ------------    -------------
      Gross profit                            751,302          763,399

OPERATING EXPENSES
  Selling, general and administrative         301,153          297,997
  Research and development                    117,264           58,529
  Depreciation and amortization                76,151           85,297
                                         ------------    -------------

      Total operating expenses                494,568          441,823
                                         ------------    -------------
      Income from operations                  256,734          321,576

OTHER INCOME (EXPENSE)
  Interest income                                 241            1,014
  Interest expense                           (205,213)        (223,075)
                                         ------------    -------------
      Net income before income taxes           51,762           99,515

  Income taxes                                      -                -
                                         ------------    -------------
       NET INCOME                              51,762           99,515

Accumulated deficit
       Balance, beginning of period        (2,675,295)      (2,534,779)
                                         ------------    -------------
       Balance, end of period           $  (2,623,533)  $   (2,435,264)
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.01   $         0.01
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                  10,000,001       10,000,001
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   4

                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             1999             1998
                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES    $    (187,237)  $      969,170

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in patents and
    other intangibles                               -           (1,260)
  Purchase of non-contract equipment           (6,617)          (1,880)
  Investment in contract costs and equipment (355,045)        (304,560)
                                         ------------    -------------
      Net cash used by
        investing activities                 (361,662)        (307,700)

CASH FLOWS FROM FINANCING ACTIVITES
  New borrowings                              974,630                -
  Debt repayments                            (448,547)        (654,562)
  Loan fees                                  (102,000)               -
                                         ------------    -------------
Net cash provided (used) by
        financing activities                  424,083         (654,562)
                                         ------------    -------------

NET INCREASE (DECREASE) IN CASH              (124,816)           6,908

CASH AND CASH EQUIVALENTS,
  beginning of period                         184,757          404,240
                                         ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                         $      59,941   $      411,148
                                         ============    =============


The accompanying notes are an integral part of the financial statements.
                                   5

                      Intellectual Technology, Inc.
                      NOTES TO FINANCIAL STATEMENTS
                            March  31, 1999
                              (Unaudited)

1. Management's representation of interim financial information
---------------------------------------------------------------
The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998.

2.  Significant first quarter financing
---------------------------------------
In the first quarter of 1999, the Company refinanced $1,956,000 in installment debt previously maturing in November of 1999, plus interest and loan fees through December of 2000 at a rate of 9.35%. The new debt is secured by leased equipment and calls for monthly installments of $134,695.

In the first quarter of 1999, the Company incurred $230,000 in additional equipment financing at 9.5% through June of 1999. This amount is expected to be refinanced on a long term basis.

3.  Commitments and Contingencies
---------------------------------
Proposed Rescission of ARS Purchase and Sale Agreement

On January 27, 1999, the Company filed a complaint with the Superior
Court of the State of California for the County of San Diego case number 727654 against American Registration Systems, Inc. ("ARS") and co-defendants, thereby recording a complaint for rescission of a 1995 Purchase and Sale
Agreement between the Company and ARS. The suit challenges the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserts that such agreement was void or voidable due to a variety of defects. To date ARS has filed no response to the complaint.

The Purchase and Sale Agreement which the Company seeks to rescind provides that the Company shall pay to ARS or its assigns $4,000,000, plus a
$0.01 per transaction royalty.   Judgement in favor of the Company would result
in the cancellation of approximately $4,700,000 of currently outstanding indebtedness.

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

Background
ITI is a provider of real-time printing systems specifically designed for use by state departments of motor vehicles. These systems generate vehicle registrations and license plate decals as needed, eliminating the need to inventory and control such forms and decals. ITI's revenues are earned (i) on a per-transaction basis for equipment leased to states, (ii) from the sale of printers and components to other venders within the industry, and (iii) from the sale of media and supplies to these vendors. ITI also earns revenue from the sale of drivers license photos.

Results of Operations
The Company's revenues through March 31, 1999 have been generated from: (1) lease of printers and self service terminals for the automated preparation and dispensing of motor vehicle registration forms and license plate decals; and (2) lease of printer equipment for the automated preparation and dispensing of drivers' licenses.

Contract revenues increased from $1,729 thousand to $1,797 thousand. Gross profit decreased from $763 thousand to $751 thousand. Cost of revenues, as a percentage of sales increased from 56% to 58%, primarily due to increases in materials and maintenance required to support the Company's contracts. The Company anticipates that present profit margins will be maintained for the remainder of fiscal 1999.

Selling, general and administrative expenses for the three months ended March 31 increased from $298,000 in 1998 to $301,000 in 1999. Although this increase is negligible, the Company expects that these expenses will increase for the remainder of the year due to anticipated increases in personnel and related costs.

Research and development cost increased from $59,000 in 1998 to $117,000 in 1999 as a result of development of new products. The Company expects to spend another $200,000 in research and development costs for the remainder of the calendar year. The Company will engage in research and development of additional applications of its products in related areas.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
Interest expense decreased from $223,000 in 1998 to $205,000 in 1999 reflecting the pay down of equipment financing.

Net income of $52,000 for the three months ended March 31, 1999 represents a $47,000 decrease from 1998 income of $99,000.

Liquidity and Capital Resources
Cash flow used in operations was $187,000 for the three months ended March 31, 1999 versus $969,000 provided by operations in the three months ended March 31, 1998. Differences in the timing in the collection of receivables and the payment of payables accounted for the decrease.

The Company has refinanced its equipment loans and extended the repayment period from November 1999 through December 2000. However, the Company from time to time has used its cash flow from operations after debt service to develop and purchase new printer equipment. Unless the Company secures other forms of debt or equity financing, its cash flows may not be sufficient to meet its operating expenses. Management believes that other sources of financing will be available especially if the Company secures contracts with other states.

Significant current debt service is $135,000 per month at 9.35% interest through December 2000. And $530,000 in interim financing due June 1999, is expected to be refinanced through April 2004 at an installment amount of approximately $17,000 per month at 9.5% interest.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
Contingencies
Reference is made to the proposed recissions of a patent purchase agreement discussed in Note 8 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB, and recapped below. No material developments occurred since the filing of Form 10-KSB on April 14, 1999. Based upon amounts outstanding as of March 31, 1999, a favorable resolution of this matter will have the following effects (exclusive of settlement costs, if any) on the financial statements of the Company:

        Decrease in Other Assets            3,285,787
        Decrease in Current Liabilities     4,718,470
        Increase in Equity                  1,432,683

Expenses included in these financial statements related to this matter which would be eliminated by a favorable resolution of this matter are as follows:

                                    March 31, 1999        March 31, 1998

Cost of Sales - royalty expense    $        19,541       $        19,488
Interest expense                            80,000                80,000
Amortization - patent                       70,518                69,568
                                    --------------        --------------

            Total                  $       170,059       $       169,056
                                    ==============        ==============

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego case number 727654 against American Registration Systems, Inc. ("ARS") and co-defendents, thereby recording a complaint for rescission of a 1995 Purchase and Sale Agreement between the Company and ARS. The suit challenges the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserts that such agreement was void or voidable due to a variety of defects.
To date, ARS has filed no response to the complaint.

The Purchase and Sale Agreement which the Company seeks to rescind provides that the Company shall pay to ARS or its assigns $4,000,000, plus a $0.01 per transaction royalty. Judgement in favor of the Company would result in the cancellation of approximately $4,700,000 of currently outstanding indebtedness.

Item 5.  Other Information
Effect of Inflation and Foreign Currency Exchange
The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.

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


INTELLECTUAL TECHNOLOGY, INC.


                                                 By: /s/ Janice L. Welch
                                                     ----------------------
                                                     Principal Financial Officer
                                                     Date:  May 18, 1999