Form 10QSB
period 1999-06-30
INTELLECTUAL TECHNOLOGY INC
filed 1999-08-16
CIK 859914

              U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                         FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended:    June 30, 1999

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

As of August 13, 1999, 10,000,001 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ---   No -X-

                                    INDEX

                                                                   Page
                                                                  Number

PART I.         FINANCIAL INFORMATION

     Item 1.Financial Statements

            Balance Sheet, June 30, 1999                             3

            Statements of Operations and Accumulated Deficit
            (Unaudited) for the three and six month periods ended
            June 30, 1999 and 1998                                   4

            Statements of Cash Flows (Unaudited) for the six
            month period ended June 30, 1999 and 1998                5

            Notes to financial statements                            6

     Item 2 Management's Discussion and Analysis or
                  Plan of Operations                                7-9

PART II.    OTHER INFORMATION                                       10

            Signatures                                              11

                            Intellectual Technology, Inc.
                                   BALANCE SHEET
                                   June 30, 1999
                                    (Unaudited)


   ASSETS
Current Assets
   Cash and cash equivalents                                      $709,793
   Accounts receivable                                             672,430
   Inventory                                                       332,823
   Loans to stockholders                                            15,600
   Prepaid expenses                                                 25,516
                                                                ----------

      Total current assets                                       1,756,162

Property & Equipment
   Contract equipment                                            5,750,307
   Equipment - non-contract, office, furniture and improvements    107,571
                                                                ----------
                                                                 5,857,878
   Less: Accumulated depreciation                                3,981,291
                                                                ----------

                                                                 1,876,587

Other Assets
   Patents and organization costs, net of
      accumulated amortization of $959,331                       3,323,866
   Deposits                                                          7,051
                                                                ----------

      Total assets                                              $6,963,666
                                                                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                               $165,805
   Accrued expenses                                                366,252
   Notes payable                                                 1,644,558
   Notes payable - related party                                    10,692
   Due to related party                                          4,000,000
   Accrued interest payable                                        726,488
                                                                ----------

      Total current liabilities                                  6,913,795

Other Liabilities
   Long-term debt, net of current portion                        1,428,273
                                                                ----------

Stockholders' Equity
   Preferred stock, $0.00001 par value, 10,000,000 shares
      authorized, no shares issued or outstanding                       -
   Common stock, $0.00001 par value, 20,000,000 shares
      authorized, 10,000,001 shares issued and outstanding             100
   Additional paid-in capital                                    1,186,250
   Accumulated deficit                                          (2,564,752)
                                                                ----------

                                                                (1,378,402)
                                                                ----------
                                                                $6,963,666
                                                                ==========


The accompanying notes are an integral part of the financial statements.
                                   3

                        Intellectual Technology, Inc.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                               For the quarter     For the six months
                                ended June 30,       ended June 30,
                            ------------------       ------------------
                            1999         1998        1999          1998
                            ------------------       ------------------
REVENUES
   Sales                $1,714,234   $1,467,638   $3,511,089   $3,197,347

COST OF REVENUES
   Depreciation and
      amortization         557,370      536,560    1,165,406    1,193,572
   Material costs          280,113      131,749      532,608      287,613
   Maintenance and other
      cost of sales        199,078      139,717      384,100      293,151
                        ----------   ----------   ----------   ----------

 Total cost of revenues  1,036,561      808,026    2,082,114    1,774,336
                        ----------   ----------   ----------   ----------

   Gross profit            677,673      659,612    1,428,975    1,423,011

OPERATING EXPENSES
   Selling, general
    & administrative       358,342      308,215      659,495      606,211
   Research & development   17,089       73,212      134,353      131,741
   Depreciation and
      amortization          75,842       76,424      151,993      161,722
                        ----------   ----------   ----------   ----------

                           451,273      457,851      945,841      899,674
                        ----------   ----------   ----------   ----------

 Income from operations    226,400      201,761      483,134      523,337

OTHER INCOME (EXPENSE)
   Interest income           1,579        1,457        1,820        2,471
   Interest expense       (169,198)    (210,554)    (374,411)    (433,629)
                        ----------   ----------   ----------   ----------

      Income before
        income taxes        58,781       (7,336)     110,543       92,179

   Income tax expense           -            -            -            -


                        ----------   ----------   ----------   ----------

      NET INCOME            58,781       (7,336)     110,543       92,179

   Accumulated deficit

      Balance, beginning
        of period       (2,623,533)  (2,435,264)  (2,675,295)  (2,534,779)
                        ----------   ----------   ----------   ----------

      Balance, end
        of period      $(2,564,752) $(2,442,600) $(2,564,752) $(2,442,600)
                        ==========   ==========   ==========   ==========

      Income per share
        - basic        $      0.01  $     (0.00) $      0.01  $      0.01
                        ==========   ==========   ==========   ==========

      Wtd. average shares
        outstanding     10,000,001   10,000,001   10,000,001   10,000,001
                        ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.
                                   4

                               Intellectual Technology, Inc.
                                 STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                      For the three months
                                                         ended June 30,
                                               ---------------------------
                                                 1999                1998
                                               ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES          $   719,576      $1,172,584

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in patents and other
      intangibles                                      -           (3,460)

   Purchase of non-contract equipment             (12,632)         (2,504)
   Investment in contract costs
      and equipment                              (405,711)       (338,011)
                                              -----------      -----------

      Net cash used by investing activities      (418,343)       (343,975)

CASH FLOWS FROM FINANCING ACTIVITIES
   New borrowings                               1,295,935         250,000
   Debt repayments                               (970,132)     (1,297,361)
   Loan fees                                     (102,000)              -
                                              -----------      -----------

      Net cash provided (used) by
        financing activities                      223,803      (1,047,361)


                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                   525,036        (218,752)

CASH AND CASH EQUIVALENTS, beginning of period    184,757         404,240
                                              -----------      -----------

CASH AND CASH EQUIVALENTS, end of period      $   709,793      $  185,488
                                              ===========      ===========


The accompanying notes are an integral part of the financial statements.
                                   5

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 1999
                               (Unaudited)

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

2. Significant second quarter financing

During the second quarter of 1999, the Company incurred $286,000 in additional equipment financing at 9.5% through September of 1999. This amount is expected to be refinanced on a long term basis.

3. Commitments and Contingencies
Proposed Rescission of ARS Purchase and Sale Agreement

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

The Purchase and Sale Agreement which the Company seeks to rescind provides that the Company shall pay to ARS or its assigns $4,000,000,
plus a $0.01 per transaction royalty.   Judgement in favor of the Company
would result in the cancellation of approximately $4,800,000 of currently outstanding indebtedness.

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

Results of Operations
The Company's revenues through June 30, 1999 have been generated from: (1) lease of printers and self service terminals for the automated preparation and dispensing of motor vehicle registration forms and license plate decals; and (2) lease of printer equipment for the automated preparation and dispensing of drivers' licenses.

For the quarter ended June 30, 1999, contract revenues increased to $1,714,234, a 17% increase over revenues of $1,467,638 earned during the second quarter of 1998. Likewise, six month revenues in 1999 totaled $3,511,089, an increase of 10% over $3,197,347 earned during the first six months of 1998. The increase was directly related to the number of transactions processed by the Company's equipment.

The Company's gross profit margin declined to 40% in the current quarter from 45% in the second quarter of 1998. Gross profit was 41% for the first six months of 1999, as compared with 45% for the same period in 1998. The decline in gross margins is primarily due to increases in the cost of materials and maintenance required to support the Company's contracts.

Operating expenses, totaling $451,273 for the current quarter, were down
1% from $457,851 incurred in the second quarter of 1998. A $50,000 increase in selling, general and administrative costs for the quarter was offset by a reduction in research and development expenditures of $56,000. For the six months ended June 30, 1999, operating expenses increased $46,000 over the same period in 1998, primarily due to increased personnel and related costs.

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                      AND RESULTS OF OPERATIONS  (continued)

Results of Operations (continued)

Research and development cost decreased in the current quarter to $17,089 from $73,212 incurred in the second quarter of 1998. Cumulative year to date research and development expenditures totaled $134,353 at June 30, 1999 as compared with $131,741 for the first six months of 1998. The Company is committed to spend another $50,000 in research and development costs for the remainder of the calendar year, although this amount could substantially increase at the discretion of management. The Company will engage in research and development of additional applications of its products in related areas.

Interest expense decreased to $374,411 for the first six months of 1999 from $433,629 for a corresponding period in 1998, reflecting the pay down of equipment financing.


As a result of these changes, net income totaled $110,543 for the six months ended June 30, 1999, as compared with $92,179 for the same period in 1998, an increase of 20%.


Liquidity and Capital Resources
Cash flow provided by operations was $719,576 for the six months ended June 30, 1999 versus $1,172,584 provided by operations in the six months ended June 30, 1998. The decrease in cash flow is due primarily to an increased investment in inventory and receivables as a result of adding another state contract.

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

Significant current debt service is $135,000 per month at 9.35% interest through December 2000. $765,000 in interim financing due September 1999 is expected to be refinanced through February, 2004 at an installment amount of approximately $17,000 per month at 9.5% interest.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                     AND RESULTS OF OPERATIONS  (continued)

Liquidity and Capital Resources (continued)
Contingencies
Reference is made to the proposed recissions of a patent purchase agreement discussed in Note 8 of the Notes to Financial Statements in the Company's Annual Report on Form 10-KSB, and recapped below. No material developments occurred since the filing of Form 10-KSB on April 14, 1999. Based upon amounts outstanding as of June 30, 1999, a favorable resolution of this matter will have the following effects (exclusive of settlement costs, if any) on the financial statements of the Company:

      Decrease in Other Assets              3,216,219
      Decrease in Current Liabilities       4,815,702
      Increase in Equity                    1,599,483

Expenses included in these financial statements related to this matter which would be eliminated by a favorable resolution of this matter are as follows:

                             Six months June 30,      Three months June 30,
                             -------------------      ---------------------
                              1999         1998          1999         1998
                              ----         ----          ----         ----


Cost of Sales - royalties   $  36,720   $  35,900   $  17,232   $  16,359
Interest expense              160,000     160,000      80,000      80,000
Amortization - patent         139,136     139,136      69,568      69,568
                            ---------   ---------   ---------   ---------

Total                       $ 335,856   $ 335,036   $ 166,800   $ 165,927
                            =========   =========   =========   =========

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

The Purchase and Sale Agreement which the Company seeks to rescind provides that the Company shall pay to ARS or its assigns $4,000,000, plus a $0.01
per transaction royalty.   Judgement in favor of the Company would result
in the cancellation of approximately $4,800,000 of currently outstanding indebtedness.

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


                                     INTELLECTUAL TECHNOLOGY, INC.


                                   By:
                                      Principal Financial Officer
                                      Date:  August 13, 1999