Form 10QSB
period 1999-09-30
INTELLECTUAL TECHNOLOGY INC
filed 1999-11-22
CIK 859914

FORM 10-Q SB

              U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                         FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended:    September 30, 1999

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


                                    INDEX

                                                                   Page
                                                                  Number

PART I.         FINANCIAL INFORMATION

     Item 1.Financial Statements

            Balance Sheet, September 30, 1999                        3

            Statements of Operations and Accumulated Deficit
            (Unaudited) for the three and nine month periods ended
            September 30, 1999 and 1998                              4

            Statements of Cash Flows (Unaudited) for the nine
            month period ended September 30, 1999 and 1998           5

            Notes to financial statements                            6

     Item 2 Management's Discussion and Analysis or
                  Plan of Operations                                7-9

PART II.    OTHER INFORMATION                                       10

            Signatures                                              11


                                   2

                            Intellectual Technology, Inc.
                                   BALANCE SHEET
                                September 30, 1999
                                    (Unaudited)


   ASSETS
Current Assets
   Cash and cash equivalents                                    $  587,795
   Accounts receivable                                           1,230,588
   Inventory                                                       192,615
   Loans to stockholders                                            36,285
   Prepaid expenses                                                 11,220
                                                                ----------

      Total current assets                                       2,058,503

Property & Equipment
   Contract equipment                                            5,994,733
   Equipment - non-contract, office, furniture and improvements    107,986
                                                                ----------
                                                                 6,102,719
   Less: Accumulated depreciation                                4,579,889
                                                                ----------

                                                                 1,522,830

Other Assets
   Patents and deferred charges, net of
      accumulated amortization of $83,760                          559,384
   Deposits                                                          4,950
                                                                ----------

      Total assets                                              $4,145,667
                                                                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                             $  369,437
   Accrued expenses                                                258,641
   Notes payable                                                 1,690,336
   Notes payable - related party                                    19,443
   Accrued interest payable                                         10,927
                                                                ----------

      Total current liabilities                                  2,348,784

Other Liabilities
   Long-term debt, net of current portion                        1,136,140
                                                                ----------

Stockholders' Equity
   Preferred stock, $0.00001 par value, 10,000,000 shares
      authorized, no shares issued or outstanding                       -
   Common stock, $0.00001 par value, 20,000,000 shares
      authorized, 10,000,001 shares issued and outstanding             100
   Additional paid-in capital                                    1,186,250
   Accumulated deficit                                            (525,607)
                                                                ----------

                                                                   660,743
                                                                ----------

      Total liabilities and stockholders' equity                $4,145,667
                                                                ==========


The accompanying notes are an integral part of the financial statements.
                                   3


                        Intellectual Technology, Inc.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                             For the quarter        For the nine months
                           ended September 30,      ended September 30,
                           -------------------      -------------------
                           1999          1998       1999           1998
                           ------------------       -------------------
REVENUES
   Sales                $1,845,614   $1,563,892   $5,356,703   $4,761,239

COST OF REVENUES
   Depreciation and
      amortization         592,820      532,429    1,758,226    1,726,001
   Material costs          468,120      191,530    1,000,728      479,143
   Maintenance and other
      cost of sales        206,151      139,637      553,531      396,888
   Royalties                     -       17,457       36,720       53,357
                        ----------   ----------   ----------   ----------

 Total cost of revenues  1,267,091      881,053    3,349,205    2,655,389
                        ----------   ----------   ----------   ----------

   Gross profit            578,523      682,839    2,007,498    2,105,850

OPERATING EXPENSES
   Selling, general
    & administrative       335,593      296,485      995,088      902,696
   Research & development   14,974       17,068      149,327      148,809
   Depreciation and
      amortization          25,059        5,621       37,916       28,207
   Amorization of patents   83,472       69,568      222,608      208,704
                        ----------   ----------   ----------   ----------

                           459,098      388,742    1,404,939    1,288,416
                        ----------   ----------   ----------   ----------

 Income from operations    119,425      294,097      602,559      817,434

OTHER INCOME (EXPENSE)
   Interest income           3,739          406        5,559        2,877
   Impairment loss,
      patents           (2,816,942)           -   (2,816,942)           -
   Interest expense        (82,410)    (112,746)    (296,821)    (386,375)
   Interest, patent
      purchased debt          (369)     (80,000)    (160,369)    (240,000)
                        ----------   ----------   ----------   ----------

   Income (loss) before
      income taxes      (2,776,557)     101,757   (2,666,014)     193,936

   Income tax benefit    1,926,000            -    1,926,000            -
                        ----------   ----------   ----------   ----------

   Income (loss) before
      extraordinary item  (850,557)     101,757     (740,014)     193,936

   Extraordinary gain, net
      of income taxes of
      $1,926,000         2,889,702            -    2,889,702            -
                        ----------   ----------   ----------   ----------

      NET INCOME         2,039,145      101,757    2,149,688      193,936


   Accumulated deficit

      Balance, beginning
        of period       (2,564,752)  (2,442,600)  (2,675,295)  (2,534,779)
                        ----------   ----------   ----------   ----------

      Balance, end
        of period      $  (525,607) $(2,340,843) $  (525,607) $(2,340,843)
                        ==========   ==========   ==========   ==========

   Basic income (loss)
      per share:
    Income (loss) before
      extraordinary
      item             $     (0.09) $      0.01  $     (0.07) $      0.02
    Extraordinary item,
      net of tax       $      0.29  $         -  $      0.29  $         -
                        ----------   ----------   ----------   ----------
    Net income (loss)  $      0.20  $      0.01  $      0.21  $      0.02
                        ==========   ==========   ==========   ==========

      Wtd. average shares
        outstanding     10,000,001   10,000,001   10,000,001   10,000,001
                        ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.
                                   4

                               Intellectual Technology, Inc.
                                 STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                   For the nine months
                                                   ended September 30,
                                               ---------------------------
                                                   1999            1998
                                               ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES          $ 1,250,391     $ 1,802,176

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in patents and other
      intangibles                                      -           (3,805)
   Purchase of non-contract equipment             (13,047)         (2,504)
   Investment in contract costs
      and equipment                              (650,137)       (672,181)
                                              -----------      ----------

      Net cash used by investing activities      (663,184)       (678,490)

CASH FLOWS FROM FINANCING ACTIVITIES
   New borrowings                               1,335,936         250,000
   Debt repayments                             (1,378,105)     (1,709,891)
   Loan fees                                     (142,000)              -
                                              -----------      ----------

      Net cash used by
        financing activities                     (184,169)     (1,459,891)
                                              -----------      ----------

NET INCREASE (DECREASE) IN CASH                   403,038        (336,205)

CASH AND CASH EQUIVALENTS, beginning of period    184,757         404,240
                                              -----------      ----------

CASH AND CASH EQUIVALENTS, end of period      $   587,795      $   68,035
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.
                                   5

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1999
                                 (Unaudited)

1. Management's representation of interim financial information

The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, as necessary to a fair presentation of financial position and results of operations. Except as indicated in notes 3 and 4 below, all such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1998.

2. Significant third quarter financing

During the third quarter of 1999, the Company refinanced $748,000 in short-term equipment loans at 10.4% through April of 2004.

3. Loss on Reduction of Patent Carrying Amount

During the third quarter of 1999, management adjusted the carrying value of a patent related to ITI printing system. The patent, with a pre-adjustment unamortized cost of $2,946,942, was written down to fair value, as determined by management by reference to valuation methods, and an adjustment, in the third quarter, of $2,816,942 has been included in the financial statement caption "impairment loss." The remaining patent cost is being amortized into income through October, 2000.

4. Extraordinary Item

On September 13, 1999, ITI was awarded an entry of judgment against defendent American Registration Systems, Inc. ("ARS"), rescinding the purchase and sale agreement dated October 31, 1995, and its purported addendum thereto dated March 11, 1997. As a result of this default judgment, the agreement, which had required ITI to pay ARS or its assignees $4,000,000, plus a $0.01 per transaction royalty, were determined to be of no further force or effect.

The accompanying financial statements include an extraordinary gain of $2,889,702, which represents the elimination of $4,693,335 in principal and accrued interest and $122,367 in accrued royalties, net of an approximate tax benefit of $1,926,000.

                                   6


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

Results of Operations
ITI's revenues through September 30, 1999 have been generated from:
(1) lease of printers and self service terminals for the automated preparation and dispensing of motor vehicle registration forms and license plate decals; and (2) lease of printer equipment for the automated preparation and dispensing of drivers' licenses.

For the quarter ended September 30, 1999, contract revenues increased to $1,845,614, a 18% increase over revenues of $1,563,892 earned during the third quarter of 1998. Likewise, nine month revenues in 1999 totaled $5,356,703, an increase of 13% over $4,761,239 earned during the first nine months of 1998. The increase was directly related to the number of transactions processed by the Company's equipment.

ITI's gross profit margin declined to 31% in the current quarter from 44% in the third quarter of 1998. Gross profit was 37% for the first nine months of 1999, as compared with 44% for the same period in 1998. The decline in gross profits is primarily due to increases in the cost of materials and maintenance required to support ITI's contracts.

Operating expenses, totaling $459,098 for the current quarter, were up 18% from $388,742 incurred in the third quarter of 1998. A $40,000 increase in selling, general and administrative costs for the quarter and an increase in depreciation and amortization of $33,000 accounted for the difference. For the nine months ended September 30, 1999, operating expenses increased $116,000 over the same period in 1998, primarily due to (i) expenses of relocating the Company's corporate offices; (ii) legal fees associated with of settling litigation; (iii) increased travel for director and management meetings; and (iv) increase marketing costs associated with efforts to obtain additional state contracts.

                                   7
 Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                      AND RESULTS OF OPERATIONS  (continued)

Results of Operations (continued)

Research and development cost decreased in the current quarter to $14,974 from $17,068 incurred in the third quarter of 1998. Cumulative year to date research and development expenditures totaled $149,327 at September 30, 1999 as compared with $148,809 for the first nine months of 1998.
ITI is committed to spend another $30,000 in research and development costs for the remainder of the calendar year, although this amount could substantially increase at the discretion of management. ITI will engage in research and development of additional applications of its products in related areas.

Total interest expense decreased to $457,190 for the first nine months of 1999 from $626,375 for a corresponding period in 1998, reflecting the pay down of equipment financing, and the third quarter reduction of outstanding indebtedness related to the ITI patents. Interest for the third quarter totaled $82,779, as compared with $192,746 for the corresponding quarter of the previous year.

Third quarter and year to date operating results include a provision for loss for the impairment of a patent, which had a carrying value of $2,946,942. Management has determined that a one-time adjustment of $2,816,942 was necessary to reduce the carrying value of the patent to fair value.

The current quarter also contains an extraordinary gain related to September 13, 1999 default judgment rescinding ITI's agreement with American Registration Systems, Inc. ("ARS") which resulted in the elimination of $4,693,335 in principal and accrued interest and $122,367 in accrued royalties, net of an approximate tax effect of $1,926,000. Management projects that future operating results will benefit from the elimination of approximately $95,000 per quarter of interest and royalty cost which had accrued under the rescinded agreement.

Income tax benefit of $1,926,000 differs from the amount of tax computed by applying statutory rates to pre-tax financial statement income due to the effects previously non-benefitted operating loss carryforwards of approximately $800,000, which were offset by a full valuation allowance for realization.

As a result of these changes described above, net income totaled
$2,149,688 for the nine months ended September 30, 1999, as compared with $193,936 for the same period in 1998.

                                  8

 Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                      AND RESULTS OF OPERATIONS  (continued)


Liquidity and Capital Resources
Cash flow provided by operations was $1,250,391 for the nine months ended September 30, 1999 versus $1,802,176 provided by operations in the nine months ended September 30, 1998. The decrease in cash flow is due primarily to an increased investment in in receivables due to (i) timing of collections; (ii) increased monthly revenues in 1999 vs. 1998 and ; (iii) adding another state contract.

ITI has refinanced its equipment loans and extended the repayment period from November 1999 through December 2000. However, the Company from time to time has used its cash flow from operations after debt service to develop and purchase new printer equipment. Unless the Company secures other forms of debt or equity financing, its cash flows may not be sufficient to meet its operating expenses. Management believes that other sources of financing will be available especially if the Company secures contracts with other states.

Significant current debt service is $135,000 per month at 9.35% interest through December 2000. $748,000 in interim financing originally due September 1999 was refinanced during the quarter through April of 2004 at an installment amount of approximately $18,000 per month at 10.4% interest.

                                   9



PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego case number 727654 against American Registration Systems, Inc. ("ARS") and co-defendants, thereby recording a complaint for rescission of a 1995 Purchase and Sale Agreement between the Company and ARS. The suit challenges the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserts that such agreement was void or voidable due to a variety of defects. Defendent ARS failed to respond to the complaint, and on September 13, 1999, a default judgment for recission was entered by the court.

Item 5.  Other Information
Effect of Inflation and Foreign Currency Exchange
The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.

Year 2000 Issue
The Company's management has conducted an assessment of the impact of the Year 2000 issue on its products and operations. Management believes that all of the Company's products and internal operating systems are currently Year 2000 compliant. The Company is also in the process of ascertaining whether strategic vendor relationships will be affected by Y2K, and projects that this assessment will be complete in the fourth quarter of 1999. The Company has been unable to ascertain whether its governmental customers will be year 2000 compliant. In the event that one or more of the Company's customers experiences a computer system disruption caused by the year 2000 issue, the Company could experience significant loss of revenues until such time as Y2K remediation is accomplished by the customer. The Company will have no control over such remediation efforts or their duration.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibit 10.1 - Purchase and Sale Agreement
        Exhibit 27 - Financial Data Schedule, filed herewith electronically
   (b)  Reports on Form 8-K        None

                                   10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTELLECTUAL TECHNOLOGY, INC.


                                   By: /s/ Craig Litchin
                                      Principal Financial Officer
                                      Date:  November 19, 1999

                                   11

EXHIBIT 10.1
                          PURCHASE AND SALE AGREEMENT

THIS PURCHASE AND SALE AGREEMENT ("agreement") is made and entered into this 13th day of September 1999, by and between AMERICAN REGISTRATION SYSTEMS, INC., an Indiana corporation ("ARS") and INTELLECTUAL TECHNOLOGIES, INC., a Delaware corporation ("ITI") on the following terms and conditions:

                                  RECITALS

A. ARS has previously sold and transferred to ITI that certain United States Patent referable to the design and development of an automated form dispensing machine for the automation of a process of issuing and renewing motor vehicle licenses, more particularly: Patent N. 5,349,534, issued by the United States Patent and Trademark Office as of September 20, 1994 (denominated "Automatic Form Dispensing System").

B. That certain Purchase and Sale Agreement dated October 15, 1995 and Addendum thereto, by which the aforementioned sale and transfer was previously effectuated, have both been rescinded and declared void and of no further force or effect by judgment entered on September 13, 1999, upon a complaint filed in behalf of ITI seeding such rescission and related relief, in San Diego County Superior Court action No. 727654.

C. ARS and ITI now desire to enter into a new agreement providing for the sale and transfer to ITI of Patent No. 5,349,534, for a reduced consideration reflecting the true value of Patent No. 5,349,534.

     Now, therefore, in consideration of the agreements and covenants and upon the conditions set forth herein, the parties agree as follows:

1.1 Incorporation By Reference. The Recitals set forth hereinabove are incorporated herein as though fully set forth.

2.1 Sale and Assignment of Patent. Upon full payment by ITI to ARS of the purchase price hereinbelow described, ARS hereby sells, assigns and transfers to ITI all right, title and interest in and to U.S. Patent No. 5,349,534. ARS intends by this sale transaction to accord to ITI all property rights pertaining to such patent, including without limitation the right to utilize in such manner as ITI may deem proper or expedient, all of the above-described intellectual property rights, including the right to grant exclusive licenses and sub-licenses thereof, and the right to manufacture, have manufactured, use and sell any and all equipment which may be produced under said patent, in the United States and such other countries or places in the world as ITI may select. Such use rights shall include the entitlement of ITI to license or otherwise authorize the use by franchisees, licensees, and/or sub-licensees for the remaining term of said patent.

2.2 Termination of Agreement. This Agreement and the rights of ITI thereunder as set forth in 2.1 immediately herein above, may be terminated only in accordance with Paragraph 6.2 below.

3.1 Purchase Consideration. In consideration for the sale by ARS of U.S. Patent No. 5,349,534 to ITI, ITI shall pay to ARS the sum of One Hundred Thirty Thousand Dollars ($130,000). ITI shall pay this purchase consideration to ARS as follows:

      Down-payment of $10,000 upon execution of this Agreement;
      Balance of $120,000 shall bear interest at the rate of 6.61% per annum, with quarterly payments of $5,000, including interest, to commence on December 31, 1999 until paid in full. Interest shall accrue on the $130,000 purchase price from October 31, 1995. There will be no late charge or penalty of any nature incurred in connection with installment payments.


4.1 Warranty of Patent Rights. ARS hereby represents, covenants and warrants to ITI that U.S. Patent No. 5,349,534, identified in the Recitals above, has been duly issued and assigned as herein above set forth, and that all proprietary property rights pertaining to U.S. Patent No 5,349,534 are transferable to ITI without the consent or approval of any person or entity other than ARS.

4.2 No Infringement. The use by ITI of the intellectual property rights granted hereunder will not infringe upon any patent, trademark or proprietary rights of any person or entity other than ARS.

5.1 Prosecution of Infringement Actions. Upon the effective date of this Agreement, ARS authorizes ITI to file, and agrees to co-operate with ITI in the prosecution of, such patent infringement and/or trade secret misappropriation actions as may be necessary to protect from infringement the patent and other proprietary rights granted hereunder. ARS agrees to join as a party plaintiff or provide such other co-operation as may be necessary or reasonably required to successfully pursue any such actions. ITI agrees to pay all such legal fees and costs which are reasonably and necessarily incurred in the pursuit of any such actions.

6.2 Term. Failure by ITI to pay the purchase consideration specified in Paragraph 3.1 herein above, shall constitute an event of default subjecting ITI to termination of all rights under this Agreement, and shall entitle ARS to an immediate reassignment of U.S. Patent No. 5,349,534. On the occurrence of an event of default as set forth above, ARS shall send notice of default and demand for payment to ITI specifying the event(s) of default and notifying ITI that failure to cure any such default(s) by payment of the full amount due will result in termination of the sale transaction and all use, license and other rights granted to ITI hereunder. Said notice of default shall be sent by Federal Express, other overnight mail delivery service or by prepaid firs-class U.S. Mail, return receipt requested, to the address for notice to ITI identified below. Said notice of default shall be deemed served on the date of delivery to the overnight delivery service or date of posting. ITI shall have thirty (30) days from the date of service of notice of default in which to cure the event(s) of default by payment in full of any and all amounts due to ARS. If cure is not made in such time, the Agreement shall terminate without further action by ARS.

6.3 Result of Termination. If the Agreement is terminated in accordance with the provisions of Paragraph 6.2 above, ITI shall no longer have any right, title or interest in or to U.S. Patent No. 5,349,534, nor any entitlement to use, license, or otherwise utilize such patent and/or rights pertaining thereto in any respect. By its execution of this Agreement, ITI Covenants and agrees that after any such termination and upon written demand by ARS, ITI will execute and deliver, in proper form, a written reassignment of U.S. Patent No. 5,349,534 to ARS or its designee.

7.1 Covenant of Further Assurance. The parties agree to execute and deliver, or cause to be executed and delivered to the other party, such other instruments and documents which may reasonably be requested or required to effectuate the terms and provisions of this Agreement.

7.2 Notices. Any notice or document required or permitted to be served hereunder by either party hereto may be served by mailing the same postpaid, first-class mail to the other party at the party's last known address. Until otherwise notified, the addresses for the parties hereto for the purpose of such notice are as follows:

      ARS:  American Registration Systems, Inc.
            6353 Constitution Drive
            Fort Wayne, IN  46804

      ITI:  Intellectual Technologies, Inc.
            1945 Camino Vida Roble, Suite O
            Carlsbad, CA  92008

7.3 Governing Law. This agreement shall be interpreted and construed in accordance with the laws of the State of California.

7.4 Entire Agreement; Amendments and Waivers. This Agreement constitutes the entire agreement between the parties hereto and supersedes in all respects any prior agreement and understanding of the parties relating to the subject matter hereof. No supplement, modification or waiver of the Agreement shall be binding unless executed in writing by the party to be bound thereby. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other previsions hereto (whether or not similar), nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

7.5 Severability. If any one or more of the provisions contained in this Agreement or in any instrument referred to herein shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, (I) such provision will be deemed amended to conform to applicable laws or such jurisdiction so as to be valid and enforceable, or if it cannot be so amended without materially altering the intention of the parties, it will be stricken, (ii) the validity, legality and enforceability of such previsions will not in any way be affected or impaired thereby in any other jurisdiction, (iii) such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement or any other such instrument, and (iv) the remainder of this Agreement will remain in full force and effect.

7.6 Heading. The heading of the Paragraphs herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

7.7 No Assignments. This Agreement may not be assigned by operation of law or otherwise without the written consent of the other party hereto.

7.8 Attorney's Fees. In the event either party hereto brings an action to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to his or its reasonable attorney's fees and court costs reasonably incurred in connection therewith.

7.9 Confidentiality. Each of the parties hereto shall maintain as confidential, and shall not disclose to any third party, any confidential or non-public information concerning the aforementioned patents, "know-how" trade secrets, other trade secrets and/or intellectual property or other proprietary rights appurtenant to the digital imaging and automated form dispensing machines which constitute the subject of such intellectual proprietary rights, without the prior written consent of the other party hereto. Any such disclosure to agents, contractors, subcontractors of and purchasers for ITI which is permitted with the written consent of ARS shall be accompanied by appropriate confidentiality or non-disclosure agreements executed by any such third party persons or entities.

      IN WITNESS WHEREOF, the parties hereto have cause this Agreement to be duly executed and delivered as of the date and year first above written.

      AMERICAN REGISTRATION SYSTEMS,         INTELLECTUAL TECHNOLOGIES, INC.,
      INC., an Indiana corporation           a Delaware corporation

By                                         BY
  Nicholas Litchin                            Nicholas Denice
  Vice President, Secretary Treasurer         President