Form 10QSB/A
period 1999-09-30
INTELLECTUAL TECHNOLOGY INC
filed 1999-11-30
CIK 859914

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

As of August 13, 1999, 10,000,000 shares of common stock, par value $0.00001 per share, were outstanding.

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
                                                                ----------

                                                                 1,522,830

Other Assets
   Patents and deferred charges, net of
      accumulated amortization of $83,760                          559,384
   Deposits                                                          4,950
                                                                ----------

      Total assets                                              $4,145,667
                                                                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                             $  369,437
   Accrued expenses                                                258,641
   Notes payable                                                 1,690,336
   Notes payable - related party                                    19,443
   Accrued interest payable                                         10,927
                                                                ----------

      Total current liabilities                                  2,348,784

Other Liabilities
   Long-term debt, net of current portion                        1,136,140
                                                                ----------

Stockholders' Equity
   Preferred stock, $0.00001 par value, 10,000,000 shares
      authorized, no shares issued or outstanding                       -
   Common stock, $0.00001 par value, 20,000,000 shares
      authorized, 10,000,000 shares issued and outstanding             100
   Additional paid-in capital                                    1,186,250
   Accumulated deficit                                            (525,607)
                                                                ----------

                                                                   660,743
                                                                ----------

      Total liabilities and stockholders' equity                $4,145,667
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
                        ==========   ==========   ==========   ==========

   Basic income (loss)
      per share:
    Income (loss) before
      extraordinary
      item             $     (0.09) $      0.01  $     (0.07) $      0.02
    Extraordinary item,
      net of tax       $      0.29  $         -  $      0.29  $         -
                        ----------   ----------   ----------   ----------
    Net income (loss)  $      0.20  $      0.01  $      0.21  $      0.02
                        ==========   ==========   ==========   ==========

      Wtd. average shares
        outstanding     10,000,000   10,000,000   10,000,000   10,000,000
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