Form 10KSB
period 1999-12-31
INTELLECTUAL TECHNOLOGY INC
filed 2000-04-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-KSB

              X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1999

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



The Registrant's revenues for the fiscal year ended December 31, 1999 were $6,125,751.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2000 was $655,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

As of April 12, 2000, the Registrant had outstanding 10,000,000 shares of Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990, or to Registrant's Report on Form 8-K dated March 27, 1997.

     Transitional Small Business Disclosure Format:  Yes        No  X

ITEM 1.     BUSINESS

Historical Development

Image Technology, Inc., a Nevada corporation based in San Diego, California ("ITI Nevada") was formed on April 23, 1992 to engage in the design, manufacture and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp., a Delaware corporation. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly-owned subsidiary of Bridgestone Corp. Bridgestone Corp., which was formed on December 1, 1989, for the purpose of seeking out and acquiring a business opportunity, had completed a public offering of common stock and warrants in 1990. In April 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. References in this report to the Company and to ITI are references to Intellectual Technology, Inc., a Delaware corporation, and its predecessor and wholly owned subsidiary, ITI Nevada, on a consolidated basis.


Industry and Company Background

Vehicle registration services are operated by all 51 US & many foreign jurisdictions. Governments use vehicle registration as a means of collecting revenues and to provide an orderly method of regulating the ownership and transfer of motor vehicles. Management of the Company recognizes that traditional methods of motor vehicle registration have resulted in delays experienced by members of the public, significant personnel and facility costs, the waste of preprinted materials and a generally inefficient disbursement process, as well as significant losses occasioned by fraud and theft. Based upon discussion with law enforcement officials, the Company believes that losses attributable to these problems are in the hundreds of millions of dollars.

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


The Company believes that its experience working with State Motor Vehicle administrators and the limited number of competitors in this market permit the Company to approach the vehicle registration and renewal market with significant efficiencies. Consequently, the Company plans to market its products and services through its in-house marketing and sales staff.

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

In the fourth quarter of 1998, the Company entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. ITI began processing 100% of the annual registrations in South Dakota on April 1, 1999.




Manufacturing and Supply

The Company uses subcontractors to manufacture and supply all components and subassemblies of ITI's printing system and to provide the required printing media. The decal used by the ITI printing system is produced by 3M Corporation of St. Paul, Minnesota. The paper materials on which the registrations are printed are supplied by NCR (see "Business - The ITI printing system and Related Print Media"). The Company has identified alternative vendor sources for all materials and assemblies used in its products other than the 3M printing media and NCR paper. The Company believes the use of vendors for its manufacturing process has allowed it to limit the size of its fixed overhead and to respond quickly to the volatility of its market which consists of a relatively small number of significant customers who order products at irregular intervals.


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

Employees

The Company has fourteen full-time employees, of whom four are in executive or administrative positions, three are in engineering/r&d, and two are in sales positions. None of the Company's employees are currently represented by a union, and the Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES

The Company occupies approximately 2,500 square feet of office space in Carlsbad, California pursuant to a three year lease entered into in March, 1999. Monthly rent during the first year of the lease is $2,876. The Company is also obligated through 2001 under a lease for its previous corporate headquarters, which calls for monthly payments of $1,900. The space is sub leased throughout the remaining lease term. The Company also leases approximately 1,875 square feet of office/warehouse space in Carmel, Indiana, with a remaining lease term of one year at $1,107.81 per month. The Company believes that these facilities are adequate to meet its anticipated needs for the foreseeable future.



ITEM 3.     LEGAL PROCEEDINGS

On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego case number 727654 against American Registration Systems, Inc. ("ARS") and co-defendants, thereby recording a complaint for rescission of a 1995 Purchase and Sale Agreement between the Company and ARS. The suit challenged the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserted that such Agreement was void or voidable due to a variety of defects. Defendant ARS failed to respond to the complaint and on September 13, 1999, a default judgment for rescission was entered by the court.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

     Quarter Ended                     High  Bid             Low  Bid

    March 31, 1997                     $        -            $        -
    June 30, 1997                      $        -            $        -
    September 30, 1997                 $   3.0000            $   1.1250
    December 31, 1997                  $   2.1875            $   1.0000
    March 31, 1998                     $   2.2500            $   1.1250
    June 30, 1998                      $   3.2500            $   1.7500
    September 30, 1998                 $   2.5000            $   0.7500
    December 31, 1998                  $   1.2500            $   0.6250
    March 31, 1999                     $   0.8875            $   0.6250
    June 30, 1999                      $   1.0625            $   0.3125
    September 30, 1999                 $   0.5625            $   0.1875
    December 31, 1999                  $   0.4375            $   0.1875
    March 31, 2000                     $   0.4375            $   0.1875


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

As of April 12, 2000, the Company had approximately 71 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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


Effective November 1, 1996, the Company commenced a lease contract with the State of Indiana. Prior to that date, the Company was engaged principally in research and development of its products and generated only limited operating revenues. Subsequently, the Company has entered into contracts to supply equipment and material to the State of Maryland, and has entered into a five year contract with South Dakota.



Liquidity and Capital Resources

The following is a summary of the Company's cash flows from operating, investing, and financing activities:


                                           Year ended December 31,
                                         1999                    1998
                                   -------------        -------------
    Operating Activities           $   1,640,209        $   2,710,906
    Investing Activities                (689,609)          (1,062,555)
    Financing Activities                (629,634)          (1,867,834)
                                   -------------        -------------
    Net effect on cash             $     320,966        $    (219,483)
                                   =============        =============

Cash flows provided by operations decreased from $2,710,000 in 1998 to $1,640,000, a decrease of $1,070,000 due to (1) timing in the collection of accounts receivable $363,000; (2) acceleration of payment of accounts payable and accrued expenses $614,000; (3) investment in a non-cash equivalent certificate of deposit - $100,000 and (4) other items netting to an increase in cash flows of $7,000.

Results of Operations

For the year ended December 31, 1999, contract revenues increased from $5,521,827 to $6,125,751, an increase of 11%. The increase was directly related to an additional state contract and the additional number of transactions processed by ITI's equipment.

Gross profit increased 9% from $2,333,430 (42.3% of sales) to $2,545,113 (41.5% of sales) as a result of higher sales volume.

Operating expenses increased 5% from $1,663,327 in 1998 to $1,748,368 in 1999, an increase of $85,041 of which $51,879 was attributable to patent amortization. Selling, general and administrative expenses increased from $1,094,337 to $1,176,990, an increase of $82,653 primarily due to (1) expenses of relocating the Company's corporate offices; (2) Legal fees associated with litigation; (3) cost of living adjustments to payroll; and (4) increased selling expenses related to efforts to obtain additional state contracts. Research and development decreased from $263,442 in 1998 to $211,958 in 1999 as the Company spent more efforts in improving and adapting existing Company products to recent customer needs. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $798,446 in 1998 to $598,824 in 1999. This reflects the pay down of equipment financing, and interest savings related to the ARS rescission, see below.

On January 27, 1999, the Company filed a complaint with the Superior Court of the State of California for the County of San Diego case number 727654 against American Registration Systems, Inc. ("ARS") and co-defendants, thereby recording a complaint for rescission of a 1995 Purchase and Sale Agreement between the Company and ARS. The suit challenged the validity of certain material representations made by ARS and its affiliates at the time of the Company's entering into the Purchase and Sale Agreement, and asserted that such Agreement was void or voidable due to a variety of defects. Defendant ARS failed to respond to the complaint and on September 13, 1999, a default judgment for rescission was entered by the court.


As a result of the rescission, the Company recorded debt forgiveness income of $2,896,702 as an extraordinary item, net of tax of $1,919,000. Management has also recorded a write off of patents which are no longer expected to generate future cash flows under the current business plan. As a result, certain items of income and expense reflected in the accompanying financial statements can be expected not to recur in the future. Before the effect of income tax, non-recurring income and expenses related to the rescinded agreement for 1999 and 1998 were as follows:

                                              1999               1998
    Royalty (expense)                   $   (36,720)        $   (61,205)
    Amortization (expense)                 (115,236)           (230,472)
    Interest (expense)                     (200,000)           (320,000)
    Loss on patents                      (2,816,942)                  -
    Extraordinary gain before tax         4,815,702                   -

Total effect on income                    1,646,804            (611,677)



Effect of Inflation and Foreign Currency Exchange

The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.

ITEM 7.     FINANCIAL STATEMENTS

The financial statements set forth in pages F-1 to F-14 of this report are incorporated herein by reference.



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



ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

Identification of Directors, Executive Officers, and Significant Employees

The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:


       Name             Age                     Position


Nicholas J. Denice      59       President, Director, Chief Executive Officer


Nicholas Litchin        73       Director

Walter G. Fuller        59       Director

Janice L. Welch         59       Secretary/Treasurer

Robert Neece            52       Director

Christopher M. Welch    31       Director

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

Nicholas J. Denice joined the Company as President and CEO in April of 1999. Prior to 1999, Mr. Denice was employed by NBS Imaging Systems, Inc., serving as President and General Manager of that Company from 1988 through 1994. NBS was a leading supplier of Drivers Licensing Systems to the Motor Vehicle Industry. Mr. Denice currently serves as Chairman of the Board of ITI.

Nicholas Litchin is a director of the Company. He was Chairman of the Board of Directors from July 1998 to April 1999. He was Vice Chairman since March 12, 1997, and has been a director of the Company since the formation of Image Technology in April 1992. Mr. Litchin has been a retired investor Since 1991.

Walter G. Fuller has been a Director of the Company and Image Technology since March 12, 1997 and the formation of Image Technology in 1992, respectively.
He is the President of M&S Steel Co., Inc., an Indiana corporation which is a supplier of structural steel to the construction industry.

Janice L. Welch is the Secretary/Treasurer and was a Director of the Company and Image Technology until February of 1999. She has held the Secretary/Treasurer position with the Company since March 12, 1997 and with Image Technology since its formation on April 23, 1992.

Robert Neece has been a Director of the Company since July of 1998. He has been engaged in the private practice of law in Denver, Colorado since 1981. Throughout that period of time, he has concentrated his practice in the areas of corporation, commercial, and securities law. Since 1992, Mr. Neece has been Special Counsel with the Denver law firm of Burns, Wall, Smith and Mueller, P.C.

Christopher M. Welch was elected a Director of the Company in February 1999. Mr. Welch graduated with honors from San Diego State University in 1994 with a degree in accountancy. He is currently an executive council agent with New York Life, where he has worked for the past four years.


Involvement in Certain Legal Proceedings

No officer, director, significant employee, promoter, or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation SB during the past five years.


Compliance with Section 16(a) of the Exchange Act

Not applicable.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 1999:

                  Annual Compensation       Long-term Compensation Awards


                                              Restricted   Options
                                              Stock        and     Other
Name and Position  Year   Salary    Bonus     Awards       Sar's   Compensation

Nicholas Denice    1997  $       -  $   -     $    -       $   -    $   -
CEO, Director      1998  $       -  $   -     $    -       $   -    $   -
                   1999  $ 104,083  $   -     $    -       $   -    $   -

John F. Grim (1)   1997  $ 125,000  $   -     $    -       $   -    $   -
VP Marketing       1998  $ 125,000  $   -     $    -       $   -    $   -
and Director       1999  $ 126,602  $   -     $    -       $   -    $   (1)

     (1) Options to purchase 180,000 shares of common stock were granted in August 1999
     (2) Mr. Grim was an officer and director at December 31, 1999 but is no longer employed by the Company.



             OPTION/SAR GRANTS DURING THE LAST FISCAL YEAR

    Name     Number of     % of Total Options/SARS     Exercise
             Securities    Granted to All Employees    Price per    Expiration
             Underlying      For the year 12/31/99     Share        Date
             Options
____________ __________    __________________________  __________  ___________

Nicholas Denice  60,000                                 $0.38       8/25/2002
CEO              60,000              11.8%              $0.38       8/25/2003
                 60,000                                 $0.38       8/25/2004



Compensation of Directors

The Company has adopted a policy of paying non-employee directors $250 per meeting plus expenses.


Employment Agreements

None.


Termination of Employment and Change of Control Arrangements

None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

As of April 12, 2000, other than certain of its officers and directors, no person was known by the Company to own or control beneficially more than five percent of its outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by each director and officer of the Company, and by all officers and directors as a group.

                                          Number of Shares
Name and Address of                       Owned Beneficially  Percent of
Beneficial Owner       Title of Class     and of Record       Class (5)
------------------     --------------     ------------------  ----------------
Nicholas Denice        Common Stock         180,000(3)              1.6%
6353 Constitution Ave.
Ft. Wayne, IN   46804

Janice L. Welch(1)     Common Stock       4,194,960                35.7%
c/o 1945 Camino Vida
Roble Suite O
Carlsbad, CA 92008

Walter G. Fuller       Common Stock       2,904,880(4)             25.2%
217 E. Railroad
P.O. Box 299
Garrett, IN  46738

Nicholas Litchin(2)    Common Stock       1,524,760(4)             13.2%
6353 Constitution Ave.
Ft. Wayne, IN  46804

Robert Neece           Common Stock         458,000(4)              4.0%
c/o 303 East 17th Ave.
Denver, Colorado 80202

Christopher M. Welch
c/o 1945 Camino Vida
Roble Suite O
Carlsbad, CA  92008        n/a              none                    0.0%

All Officers and       Common Stock       9,182,680                79.7%
Directors as a Group
(5 persons)

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

   (3) Includes options to purchase 180,000 common shares under the Company's incentive stock option plan

   (4) Includes options to purchase 250,000 common shares under the Company's incentive stock option plan

   (5) Adjusted for the effect of 1,525,000 shares issuable upon exercise of outstanding incentive stock options

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 1999, the Company entered into an agreement with ARS, a related party, for the purchase of a patent for $130,000. For the year ended December 31, 1999, $10,000 of this amount had been repaid, and $40,810 had been charged to interest expense. The remainder of the payable is due in quarterly installments of $5,000, inclusive of interest of 6.61%.

From time to time, the Company has obtained temporary financing from its directors and officers. A total of $135,000 and $118,126 was repaid at an interest rate of 8% in 1999 and 1998. Interest expense recognized in 1999 and 1998 as payable to directors and officers totaled $1,314 and $16,609.

The Company also obtained certain temporary financing from shareholders or parties related to shareholders. The average interest rate on these obligations was 8%. At December 31, 1999 and 1998, principal amounts owed to shareholders totaled $5,801 and $16,200, and accrued interest was $32 and $12,593. The amount of interest expense on these notes in 1999 and 1998 totaled $1,769 and $2,785.

The Company leases service vehicles from a company owned by a relative of one of ITI's Directors. The lease calls for monthly payments of $2,233.

For the year ended December 31, 1999, the Company has two related party receivables totaling $37,212. Both of these notes are non-recourse and are secured by shares of stock of the Company.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements

    The following Financial Statements are filed as part of this report:

         Report of Independent Public Accountants

         Balance Sheet - December 31, 1999

         Statements of Operations for the years ended December 31, 1999 and 1998

         Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

         Statements of Cash Flows for the years ended December 31, 1999 and
         1998

         Notes to Financial Statements

(b) Reports on Form 8-K

    None.


(c) Exhibits

    3.1(a)  Certificate of Incorporation  (1).


    3.1(b)  Amendment to Certificate of Incorporation  (2).

    3.2     Bylaws 4(i).  Specimen Stock Certificate  (1).

    4.2     Specimen Class A Warrant Certificate  (1).

    4.3     Specimen Class B Warrant Certificate  (1).

    4.3     Unit Warrant Agreement  (1).

    21.     Subsidiaries of Registrant.  (3).

            (1) Incorporated by reference to Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990.

            (2) Incorporated by reference to Registrant's Registration on Form 8-A, filed April 10, 1997.

            (3) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     INTELLECTUAL TECHNOLOGY, INC.



                                 By:  /s/ Nicholas Denice
                                      Nicholas Denice, Chief Executive Officer
                                      Date:  April 14, 2000



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                           Title                      Date

By:/s/Nicholas Denice        President, Chief Executive
Nicholas Denice              Officer and Director               April 14, 2000


By:/s/Nicholas Litchin       Director                           April 14, 2000
Nicholas Litchin

By:/s/Janice L. Welch        Secretary/Treasurer                April 14, 2000
Janice L. Welch

By:/s/Walter G. Fuller       Director                           April 14, 2000
Walter G. Fuller

By:/s/Robert Neece           Director                           April 14, 2000
Robert Neece

By:/s/Christopher M. Welch   Director                           April 14, 2000
Christopher M. Welch

Index to Financial Statements

                                                                   Page


            Report of Comiskey & Company, P.C.
            Independent Public Accountants                           F-1

            Balance Sheet                                            F-2

            Statements of Loss and Accumulated Deficit               F-3

            Statement of Stockholder's Equity                        F-4

            Statements of Cash Flows                                 F-5

            Notes to Financial Statements                      F-6 through F-14

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited the accompanying balance sheet of Intellectual Technology, Inc. as of December 31, 1999, and the related statements of operations cash flows, and stockholders' equity for each of the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellectual Technology, Inc. as of December 31, 1999, and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


Denver, Colorado
February 24, 2000

                                               PROFESSIONAL CORPORATION

                            Intellectual Technology, Inc.
                                   BALANCE SHEET
                                December 31, 1999


   ASSETS
Current Assets
   Cash and cash equivalents                                    $  505,723
   Certificate of deposit                                          100,000
   Accounts receivable                                             358,607
   Inventory                                                       351,399
   Deferred tax asset                                              100,000
   Prepaid expenses                                                 80,238
                                                                ----------

      Total current assets                                       1,495,967

Property & Equipment
   Contract equipment                                            5,997,854
   Equipment - non-contract                                         32,796
   Office equipment, furniture and improvements                     19,413
                                                                ----------
                                                                 6,050,063
   Less: Accumulated depreciation                                4,510,361
                                                                ----------

                                                                 1,539,702

Other Assets
   Patents, net of accumulated
      amortization of $372,435                                     359,452
   Deferred tax assets                                              83,000
   Due from related party                                           37,212
   Other non-current assets                                         74,588
                                                                ----------

      Total assets                                              $3,589,921
                                                                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                             $  188,419
   Accrued expenses                                                 88,640
   Notes payable                                                 1,679,473
   Due to related party                                             20,076
   Accrued interest payable                                          9,217
                                                                ----------

      Total current liabilities                                  1,985,825

Other Liabilities
   Long-term debt, net of current portion                          595,473
   Due to related party - long term                                146,536
                                                                ----------

                                                                   742,009
                                                                ----------

Stockholders' Equity
   Preferred stock, $0.00001 par value, 1,000,000 shares
      authorized, no shares issued or outstanding                       -
   Common stock, $0.00001 par value, 20,000,000 shares
      authorized, 10,000,000 shares issued and outstanding             100
   Additional paid-in capital                                    1,186,250
   Accumulated deficit                                            (324,263)
                                                                ----------

                                                                   862,087
                                                                ----------

      Total liabilities and stockholders' equity                $3,589,921
                                                                ==========


The accompanying notes are an integral part of the financial statements.
                                   F-2

                        Intellectual Technology, Inc.
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                 For the years ended December 31, 1999 and 1998

                                                      1999         1998
                                              ------------   ------------
REVENUES
   Registration decals income                 $  5,896,458   $  5,198,174
   License income                                  229,293        299,953
   Equipment/material sales                              -         23,700
                                              ------------   ------------

      Total revenues                             6,125,751      5,521,827

COST OF REVENUES
   Depreciation and
      amortization                                 1,737,339    1,965,286
   Insurance                                          17,614       19,886
   Maintenance                                       683,664      599,378
   Materials                                       1,100,482      511,392
   Royalties                                          36,720       61,205
   Property taxes                                      4,819       31,250
                                                  ----------   ----------

 Total cost of revenues                            3,580,638    3,188,397
                                                  ----------   ----------

   Gross profit                                    2,545,113    2,333,430

OPERATING EXPENSES
   Depreciation                                       28,119       26,126
   Amortization of patent                            331,301      279,422
   Selling, general
    & administrative expenses                      1,176,990    1,094,337
   Research & development                            211,958      263,442
                                                  ----------   ----------

                                                   1,748,368    1,663,327
                                                  ----------   ----------

      Income from operations                         796,745      670,103

OTHER INCOME (EXPENSE)
   Interest income                                    12,069        3,516
   Impairment loss,
      patents                                     (2,816,942)           -
   Interest expense                                 (398,014)    (478,446)
   Interest on patent purchase                      (200,810)    (320,000)
                                                  ----------   ----------

      Loss before income taxes                    (2,606,952)    (124,827)

   Income tax (expense) benefit                    2,061,282      (15,689)
                                                  ----------   ----------

   Income (loss) before
      extraordinary item                            (545,670)    (140,516)

   Extraordinary gain, net
      of income taxes of $1,919,000                2,896,702            -
                                                  ----------   ----------

      NET INCOME (LOSS)                            2,351,032     (140,516)
                                                  ==========   ==========


   Income (loss) per share: (Basic)
    Income (loss) before
      extraordinary
      item                                       $     (0.05) $     (0.01)
    Extraordinary item,
      net of tax                                 $      0.29  $         -
                                                  ----------   ----------
    Net income (loss)                            $      0.24  $     (0.01)
                                                  ==========   ==========

      Weighted average number
        of shares outstanding                     10,000,000   10,000,000
                                                  ==========   ==========

The accompanying notes are an integral part of the financial statements.

                              Intellectual Technology, Inc.
                           STATEMENT OF STOCKHOLDERS' EQUITY
                     For the years ended December 31, 1999 and 1998


                   Common Stock     Additional
               -----------------
              Number                paid-in        Accumulated
              of shares   Amount    capital        deficit        Totals
              ---------   -----   -----------   ------------    -------------

Balances as
  of January
  1, 1998     10,000,000  $ 100   $ 1,186,250   $ (2,534,779)   $ (1,348,429)

Net loss             -      -             -         (140,516)       (140,516)
              ----------  -----   -----------   ------------    -------------

Balances as
  of December
  31, 1998    10,000,000    100     1,186,250     (2,675,295)     (1,488,945)

Net income           -      -             -        2,351,032       2,351,032
              ----------  -----   -----------   ------------    -------------

Balances as
  of December
  31, 1999    10,000,000  $ 100   $ 1,186,250   $   (324,263)   $    862,087
              ==========  =====   ===========   ============    =============

The accompanying notes are an integral part of the financial statements.
                                   F-4

                               Intellectual Technology, Inc.
                                 STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 1999 and 1998


                                                  1999            1998
                                               ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $ 2,351,032     $  (140,516)
Adjustments to reconcile net income
  (loss) to net cash provided
  by operating activities:
    Amortization                                  332,560         295,907
    Depreciation                                1,764,199       1,974,927
    Deferred tax credits                         (183,000)              -
    Effect of ARS Recission                    (1,998,760)              -
    Changes in components
     of working capital:
      Certificate of deposit                     (100,000)              -
      Accounts receivable                        (201,962)        160,893
      Inventory                                   (89,354)       (141,897)
      Prepaid expenses                            (61,052)         12,278
      Notes receivable/employee advances          (37,212)         15,500
      Restricted cash                                   -          21,202
      Deposits and other assets                    20,805          55,793
      Accounts payable                           (304,183)         92,100
      Accrued expenses and interest               147,136         364,719
                                              -----------     -----------

      Net cash flows from
       operating activities                     1,640,209       2,710,906

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of non-contract equipment             (14,922)        (16,734)
   Investment in contract costs
      and equipment                              (674,687)     (1,045,821)
                                              -----------      ----------

      Net cash flows from
        investing activities                     (689,609)     (1,062,555)

CASH FLOWS FROM FINANCING ACTIVITIES
   New borrowings                               1,335,937         563,000
   Debt repayments                             (1,823,571)     (2,430,834)
   Loan costs                                    (142,000)              -
                                              -----------      ----------

      Net cash flows from
        financing activities                     (629,634)     (1,867,834)
                                              -----------      ----------

NET INCREASE (DECREASE) IN CASH                   320,966        (219,483)

CASH AND CASH EQUIVALENTS, beginning of period    184,757         404,240
                                              -----------      ----------

CASH AND CASH EQUIVALENTS, end of period      $   505,723      $  184,757
                                              ===========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for interest     $   351,871      $  497,081
                                              ===========      ==========
   Cash paid during the year for income taxes $    17,854      $   12,325
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.
                                   F-5

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 1999


1. Description of Business and Summary of Significant Accounting Policies Corporate History
Intellectual Technology, Inc. ("ITI," "the Company") was incorporated in the State of Delaware under the name Bridgestone Corp. on December 1, 1989. Image Technology, Inc., a Nevada corporation ("ITI Nevada") was formed on April 23, 1992 to engage in the design, manufacture and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly-owned subsidiary of Bridgestone Corp. Bridgestone Corp. had completed a public offering of common stock and warrants in 1990. In April 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. References in this report to the Company and to ITI are references to Intellectual Technology, Inc., a Delaware corporation, and its predecessor and wholly owned subsidiary, ITI Nevada, on a consolidated basis.

   Description of Business
ITI is engaged in the design, manufacture, and sale or lease of equipment for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. The Company's printing systems are currently installed in the states of Indiana, Maryland and South Dakota. The printing system is designed as a stand-alone unit, which is used as such in individual motor vehicle registration offices and mailrooms, and has also been incorporated into a self-service terminal ("SST") assembly.

Effective November 1, 1996, the Company entered into a lease with the Indiana Bureau of Motor Vehicles Commission ("BMVC") for a period of three years, with a renewal clause for an additional year. The lease has been extended through October, 2000. The lease requires ITI to provide the equipment and media required to print registrations and decals, and to support and maintain the equipment during the period of the contract. ITI will receive an all-inclusive per transaction lease fee for these services.

Effective November 15, 1998, the Company entered into a Letter of Agreement for Consultant Services with the South Dakota Department of Revenue for the lease of ITI printing systems. This agreement commences April 1, 1999 and ends March 31, 2004. The lease requires ITI to provide the equipment and media required to print registrations and decals, and to support and maintain the equipment during the period of the contract. ITI will receive an all-inclusive per transaction lease fee for these services.

ITI printer systems were sold in Maryland on a subcontract basis for use in SST installations in that state. ITI currently supplies the media for these printers.

The Company had also purchased, in 1996, the rights to a contract with the state of New Hampshire to provide drivers' licenses. These amounts were billed on a per transaction basis though September 30, 1999.

   Significant Accounting Policies
   Principles of Consolidation
Unless otherwise indicated, all references to "the Company" in these financial statements are references to Intellectual Technology, Inc. and its wholly owned subsidiary, Image Technology, Inc. Intercompany transactions have been eliminated in consolidation.

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 1999


1. Description of Business and Summary of Significant Accounting
   Policies (continued)
   Cost Recovery - Equipment and Contract Costs
Leased contract equipment costs have been capitalized, and include the manufactured cost of the printers and SST's, operating software, installation, freight, packaging, contract startup costs, and other costs incidental to making the equipment operational.

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

   Intangibles
Patent costs are capitalized, and are amortized over the remaining useful life of the patent, which had been 17 years from issue. However, as of June 30, 1999, the lives of these patents were reduced to 16 months, which was the remainder of the Indiana contract. The technology in these machines is different than in any of the other machines used by the Company, and the Company has no plans to continue to use the technology backed by the patent in the future.

New Hampshire contract costs were amortized ratably over the term of the Original contract which expired in January of 1999.

Certain costs to obtain debt financing have been deferred and are amortized over the length of the loan using the effective interest rate method.

                      INTELLECTUAL TECHNOLOGY, INC.
                      Notes to Financial Statements
                           December 31, 1999


1. Description of Business and Summary of Significant Accounting
   Policies   (continued)
   Research and Development
Research and development costs are expensed as incurred.

   Cash and Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

   Significant Concentrations
For the years ended December 31, 1999 and 1998, revenue from registration decals accounted for 96% and 99% of total revenues, which revenue consisted of two contracts.

From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 1999 was approximately $508,000.

   Earnings per Share
Basic earnings per share are computed using the weighted average number of shares outstanding. Shares issued in the stock transfer and exchange described in Note 7 are considered outstanding for all periods presented. The effect of outstanding options and warrants would be antidilutive and consequently, diluted earnings per share have not been presented.

   Fair Value of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

2. Presentation as a Going Concern
The Company was in the development stage as defined by SFAS No. 7 until November 1996, and incurred operating losses until the first quarter of 1998. At December 31, 1999, it has an accumulated deficit of $324,263 and a working capital deficit of $489,858. These conditions are primarily as a result of losses incurred in the startup phase and during the initial years of operations, during which the Company operated at reduced revenues while the printer installations were accomplished.

Under the Company's current financing arrangement, receivables from certain contracts have been assigned to the note holder. The amount of monthly cash flow from the contracts is remitted net to the Company after debt service is satisfied. Management projects that this arrangement will continue to generate positive monthly cash flows through at least the third quarter of 2000, and that such cash flows will be sufficient to support operations and the Company's sales effort for the coming year.

3. Related Party Transactions
Amounts charged to operations for royalty to a related party were $36,720 and $61,205 for the years ended December 31, 1999 and 1998. The amount payable at December 31, 1999 was $-0- (see Note 8).

From time to time, the Company has obtained temporary financing from its directors and officers. A total of $135,000 and $118,126 was repaid at an interest rate of 8% in 1999 and 1998. Interest expense recognized in 1999 and 1998 as payable to directors and officers totaled $1,314 and $0.

                         INTELLECTUAL TECHNOLOGY, INC.
                         Notes to Financial Statements
                              December 31, 1999


3. Related Party Transactions (continued)
The Company also obtained certain temporary financing from shareholders or parties related to shareholders. The average interest rate on these obligations was 8%. At December 31, 1999 and 1998, principal amounts owed to shareholders totaled $5,801 and $16,200, and accrued interest was $32 and $12,593. The amount of interest expense on these notes in 1999 and 1998 totaled $3,083 and $2,785.

The Company leases service vehicles from a company owned by a relative of one of ITI's directors. The lease calls for monthly payments of $2,233.

As of September 1999, the Company entered into an agreement with ARS, a related party, for the purchase of a patent for $130,000. For the year ended December 31, 1999, $10,000 of this amount had been repaid, and $40,810 had been charged to interest expense. The remainder of the payable is due in quarterly installments of $5,000, inclusive of interest of 6.61%.

For the year ended December 31, 1999, the Company has two related party receivables totaling $37,212. Both of these notes are non-recourse and are secured by shares of stock of the Company.

4. Notes Payable and Long-term Debt
The Company is obligated under the following notes at December 31, 1999:

                                                       Short-term   Long-term

9.35% Installment notes, secured by all printers,
SSTs, and miscellaneous equipment and the
assignment of accounts receivable, payable
monthly in installments of $134,695.
Matures December 2000.                               $ 1,537,376  $         -

9.5% Installment notes, secured by all printers,
SSTs, and miscellaneous equipment and the
assignment of accounts receivable, payable
monthly in installments of $17,680.
Matures April 2004.                                  $   142,097  $   595,473
                                                     -----------  -----------

Total notes payable                                  $ 1,679,473  $   595,473
                                                     ===========  ===========

Scheduled note maturities debt over the next five years and in the aggregate are as follows:

     For the year ended
       December 31,                                    Amount
       -----------                                     ------

          2000                                      $  1,679,473
          2001                                           157,600
          2002                                           174,795
          2003                                           193,865
          Thereafter                                      69,213

                           INTELLECTUAL TECHNOLOGY, INC.
                           Notes to Financial Statements
                                December 31, 1999


5. Leases
The Company leases for its own use office space, vehicles, and office equipment under non-cancelable operating leases expiring in the years 1999 to 2002. During 1999, the Company relocated its corporate offices to Carlsbad, California. The Company continues to be obligated under its former office lease through 2001, and has sublet this space through the term of the original lease at a rate of $2,102 per month.

Future minimum lease payments on non-cancelable operating leases over the next five years are as follows:

    For the year ended
      December 31,                                   Amount
      -----------                                    ------

        2000                                     $     95,697
        2001                                           54,987
        2002                                            6,050
        Thereafter                                          -

Rent expense for the years ended December 31, 1999 and 1998 was $88,370 and $68,399, respectively, net of sublease income of $6,305 and $-0- in 1999 and 1998. The above lease payments exclude the effect of $44,138 in future sublease income to be received in the years 2000 and 2001.

6. Income Taxes
The components of the provision for income taxes are as follows:

                                                  1999          1998
                                                  ----          ----

     Current income tax benefit               $  1,009,000    $          -
     Reversal of valuation allowance               910,000               -
     State and local income taxes currently
        payable                                    (40,718)        (15,689)
     Deferred tax credits                          183,000               -
                                              ------------    ------------

        Income tax (expense) benefit          $  2,061,282    $    (15,689)
                                              ============    ============

For the year ended December 31, 1999, and with regard to a transaction more fully described in Note 8, the Company re-evaluated its likelihood of using its net operating losses, and determined that it was more likely than not that they would be used. As a result, the Company has recorded a deferred tax asset for the year ended December 31, 1999.

The Company has federal net operating loss carryforwards totaling approximately $184,000 which expire between 2012 and 2018 and $252,000 in unamortized start up costs deductible for income tax purposes in 2000 and 2001. These carryforwards were generated by Image Technology, Inc. Net operating losses generated by Bridgestone Corp. are limited under Section 381 of the Internal Revenue Code, and the tax effect thereof has been disregarded for financial reporting purposes. The Company also has approximately $44,000 in Federal Credits for Increasing Research Activities available to offset future taxable income and related tax. The following are the components of the Company's deferred tax assets and liabilities:

                             INTELLECTUAL TECHNOLOGY, INC.
                             Notes to Financial Statements
                                  December 31, 1999


6. Income Taxes (continued)

                                                    1999              1998
      Non-benefited net operating loss
         carryforwards                       $    44,000      $   910,000
      Unamortized startup costs                   93,000                -
      Research and development credits            46,000                -
      Valuation allowance                              -         (910,000)
                                             -----------      -----------

      Total deferred tax assets              $   183,000      $         -
                                             ===========      ===========

      Deferred tax liabilities               $         -      $         -
                                             ===========      ===========

Reconciliation between statutory federal income tax rate and the effective income tax rates based on loss before income taxes and extraordinary items:

                                                    1999              1998
                                                    ----              ----

      Statutory federal income tax rate             34.0%            34.0%
      Federal income tax credits                     1.3%             1.0%
      State income taxes, net of federal
        tax benefit                                  8.8             12.6
      Valuation allowance                           34.9            (35.0)

         Effective income tax rates                 79.1%           (12.6)%
                                                  =======           =======

7. Stockholders' Equity
   Preferred Stock
At December 31, 1999, the Company has authorized a total of 1,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors. No preferred shares are outstanding, nor have any series of preferred shares been designated.

   Common Stock
At December 31, 1999, a total of 20,000,000 shares of $0.00001 par value common stock were authorized, and 10,000,000 were issued and outstanding.

   Warrants
The Company has outstanding warrants to purchase common shares as follows:

       Number          Type            Exercise              Expiration
       Of Warrants     of Warrant      Price                 Date

       200,000         Class A         $    12.50/share      4/15/01
       200,000         Class B         $    12.50/share      4/15/01

The warrants are callable at $0.0001 by the Board of Directors with 30 days written notice. The warrants may only be exercised with a current registration statement in effect.

                           INTELLECTUAL TECHNOLOGY, INC.
                           Notes to Financial Statements
                                December 31, 1999


7. Stockholder' Equity (continued)
   Stock Transfer and Exchange with Image Technology, Inc.
On March 12, 1997, the Company entered into a stock transfer and exchange agreement with Image Technology, Inc. The pre-acquisition company, Bridgestone, issued a total of 450,000,000 shares of common stock to acquire 100% of the issued and outstanding common stock of Image Technology, Inc. As a result of the transaction, the shareholders of Image Technology, Inc. acquired collectively a 90% interest in Bridgestone, with the remaining 10% ownership retained by the original Bridgestone shareholders. Subsequent to the acquisition, Bridgestone's sole officer and director resigned in favor of persons appointed by the new majority shareholders.

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

   Stock Options
In a transaction more fully described in Note 9, the Company issued 1,525,000 stock options to purchase shares of stock in the Company at $0.38 per share.

   Stockholders Equity and Comprehensive Income
The Financial Accounting Standards Board has recently released Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income. SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1999, the Company's financial statements do not contain any changes in equity, other than investments by and distributions to shareholders, that are required to be reported separately in comprehensive income.

8. Extraordinary Item
On September 13, 1999, ITI was awarded an entry of judgment against defendant American Registration Systems, Inc. ("ARS"), rescinding the purchase and sale agreement dated October 31, 1995, and its purported addendum thereto dated March 11, 1997. As a result of this default judgment, the agreement, which had required ITI to pay to ARS or its assignees $4,000,000, plus a $0.01 per transaction royalty, was determined to be of no further force or effect.

The accompanying financial statements include an extraordinary gain of $2,896,702, which represents the elimination of $4,693,335 in principal and accrued interest and $122,367 in accrued royalties, net of an approximate tax benefit of $1,919,000.

                         INTELLECTUAL TECHNOLOGY, INC.
                         Notes to Financial Statements
                                December 31, 1999


9. Stock Option Plan
On August 25, 1999, the shareholders and directors of Intellectual Technology, Inc. approved a Stock Option Grant Plan consisting of a pool of 1,995,000 incentive stock options.

A summary of option activity is as follows (all values restated for stock splits):

                                         Weighted                    Weighted
                         Shares          Average                     Average
                         Under           Exercise      Options       Exercise
                         Option          Price         Exercisable   Price
                         ---------       --------      -----------   --------

December 31, 1998                -       $      -                -   $      -

Options granted          1,525,000           0.38          600,000       0.38
Option exercised                 -                               -
                         ---------       --------      -----------   --------
Options outstanding as of
     December 31, 1999   1,525,000       $   0.38          600,000   $   0.38

All options have an exercise price of $0.38 per share.

All of the options granted expire at various times over a period of five years from the date of grant and have the following vesting characteristics:

      Number of options      Vesting period        Vested at December 31, 1999

             600,000          Immediately                        600,000
             462,500            1 year                                 -
             462,500           2 years                                 -
      -----------------                                   --------------

           1,525,000                                             600,000
      =================                                   ==============

                         INTELLECTUAL TECHNOLOGY, INC.
                         Notes to Financial Statements
                             December 31, 1999


9. Stock Option Plan (continued)
   Pro Forma Disclosure
The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. As such, no compensation costs were recorded as of the date of grant. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net loss would have been increased to the pro forma amounts as follows for the years ending December 31:

                               1999                             1998
                    --------------------------     ---------------------------
                    As            Pro              As              Pro
                    Reported      Forma            Reported        Forma
                    -----------   ------------     -----------     -----------

Net Income (Loss)  $ 2,351,032    $  2,268,547     $  (140,516)    $  (140,516)

The average fair value of options granted during fiscal 1999 was $0.38. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.5 percent for fiscal 1999; expected life of 3-5 years; dividend yield percentage of 0%; and volatility of 95% for the year ended December 31, 1999.