Form 10QSB
period 2000-03-31
INTELLECTUAL TECHNOLOGY INC
filed 2000-05-12
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:    March 31, 2000

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

As of May 1, 2000, 10,000,000 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

                                    INDEX

                                                                 Page
                                                                Number

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheet, March 31, 2000                                1

     Statements of Operations and Accumulated Deficit
      (Unaudited) for the three month periods ended
       March 31, 2000 and 1999	                                    2

     Statements of Cash Flows (Unaudited) for the three
      months ended March 31, 2000 and 1999	                        3

     Notes to financial statements                                4

     Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations            5-6

PART II.    OTHER INFORMATION                                     7

        Signatures                                                8

                        Intellectual Technology, Inc.
                                Balance Sheet
                               March 31, 2000
                                 (unaudited)


 ASSETS

 Current Assets
 Cash and cash equivalents                          $     596,236
 Certificate of deposit                                   113,232
 Accounts receivable                                      736,486
 Inventory                                                288,187
 Deferred tax asset                                        10,000
 Prepaid expenses                                         220,034
                                                          -------

 Total current assets                                   1,964,175

 Property & Equipment
 Contract equipment                                     5,999,070
 Equipment - non-contract, office, furniture and
   improvements                                            53,275
                                                        ---------
                                                        6,052,345
 Less: Accumulated depreciation                         4,970,510
                                                        ---------
                                                        1,081,835

 Other Assets
 Patents and organization costs, net of
   accumulated amortization                               251,615
 Deferred tax asset                                        56,700
 Due from related party                                    37,212
 Other non-current assets                                  56,759

 Total assets                                        $  3,448,296


 LIABILITIES AND STOCKHOLERS' EQUITY
 Current Liabilities
 Accounts payable                                   $     217,569
 Income taxes payable                                      39,148
 Accrued expenses                                          68,025
 Notes payable                                          1,312,173
 Due to related party                                      18,516
 Accrued interest payable                                   7,624

 Total current liabilities                              1,663,055

 Other Liabilities
 Long-term debt, net of current portion                   557,590
 Due to related party - long term                         143,308

                                                          700,898

 Stockholders' Equity
 Preferred stock, $0.00001 par value, 10,000,000
   shares authorized,  no shares issued or outstanding           -
 Common stock, $0.00001 par value, 20,000,000 shares
  authorized, 10,000,000 shares issued and outstanding        100
 Additional paid-in capital                             1,186,250
 Accumulated deficit                                     (102,007)

                                                        1,084,343

 Total liabilities and stockholders' equity          $  3,448,296

   The accompanying notes are an integral part of the financial statements.
                                      1

                        Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                             (unaudited)

                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             2000             1999
                                         ------------    -------------
REVENUES
  Sales, net                            $   1,942,360   $    1,796,855

COST OF REVENUES
  Depreciation and amortization               457,762          608,036
  Material costs                              348,658          252,495
  Maintenance and other cost of sales         268,987          185,022
                                         ------------    -------------
    Total cost of revenues                  1,075,407        1,045,553
                                         ------------    -------------
      Gross profit                            866,953          751,302

OPERATING EXPENSES
  Selling, general and administrative         301,907          281,640
  Research and development                     28,700          131,018
  Depreciation and amortization               110,224           76,151
                                         ------------    -------------

      Total operating expenses                440,831          488,809
                                         ------------    -------------
      Income from operations                  426,122          262,493

OTHER INCOME (EXPENSE)
  Interest income                               6,105              241
  Interest expense                            (71,038)        (205,213)
                                         ------------    -------------
      Net income before income taxes          361,189           57,521

  Income taxes                               (138,933)          (5,759)
                                         ------------    -------------
       NET INCOME                             222,256           51,762

Accumulated deficit
       Balance, beginning of period          (324,263)      (2,675,295)
                                         ------------    -------------
       Balance, end of period           $    (102,007)  $   (2,623,533)
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.02   $         0.01
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                  10,000,000       10,000,000
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   2





                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             2000             1999
                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES    $     502,767   $     (187,237)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of non-contract equipment           (1,067)          (6,617)
  Investment in contract costs and equipment   (1,215)        (355,045)
                                         ------------    -------------
      Net cash used by
        investing activities                   (2,282)        (361,662)

CASH FLOWS FROM FINANCING ACTIVITES
  New borrowings                                    -          974,630
  Debt repayments                            (409,972)        (448,547)
  Loan fees                                         -         (102,000)
                                         ------------    -------------
Net cash provided (used) by
        financing activities                 (409,972)         424,083
                                         ------------    -------------

NET INCREASE (DECREASE) IN CASH                90,513         (124,816)

CASH AND CASH EQUIVALENTS,
  beginning of period                         505,723          184,757
                                         ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                         $     596,236   $       59,941
                                         ============    =============


The accompanying notes are an integral part of the financial statements.
                                   3

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


1.	Management's representation of interim financial information
The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, as necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999.

2.	Significant post-quarter financing
In April 2000, the Company obtained a $100,000 line of credit at prime plus 2%. Any borrowings under this agreement will become due in April 2001.

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


Liquidity and Capital Resources

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                       Three months ended March 31,
                                                   (rounded)
                                          2000               1999

Operating Activities                  $ 503,000         $  (187,000)
Investing Activities                     (2,000)           (362,000)
Financing Activities                   (410,000)            424,000

Net effect on cash                    $  91,000         $  (125,000)


Cash flows provided by operations increased from $(187,000) in 1999 to $503,000, an increase of $690,000 due to (1) timing in the collection of accounts receivable $866,000; (2) acceleration of payment of accounts payable ($334,000); (3) reduction in inventory levels $223,000 and (4) other items netting to a decrease in cash flows of ($65,000).

The Company is committed to spend another $460,000 by the end of the year to complete installation of contract equipment. Under the Company's current financing arrangement, receivables from all contracts have been assigned to the note holder. The amount of monthly cash flow from the contracts is remitted net to the Company after debt service is satisfied. Management projects that this arrangement will continue to generate positive monthly cash flows through at least the third quarter of 2000, and that such cash flows will be sufficient to support operations and the Company's sales effort for the coming year.

In April 2000, the Company obtained a $100,000 line of credit at prime plus 2%. Any borrowings under this agreement will become due in April 2001.

Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the three months ended March 31, 2000, contract revenues increased from $1,797,000 to $1,942,000, an increase of 8%. The increase was directly related to an additional state contract (7%), expiration of a contract(-4%) and the additional number of transactions processed by ITI's equipment (5%).

Gross profit increased 9% from $751,000 (41.8% of sales) to $867,000 (44.6% of sales) as a result of higher sales volume. The gross profit percentage increased due to: (1) decreased contract depreciation due to certain soft contract costs being amortized through a initial contract period that expired in October 1999(10.2%); (2) higher maintenance costs due to aging equipment and software changes, updates and enhancements (-5.1%); (3) reduction in property taxes as a result of state legislation(1.1%); (4) rescission of a royalty agreement(0.5%); and (5) higher material costs (-3.9%).

Operating expenses decreased 10% from $489,000 in 1999 to $441,000 in 1999, a decrease of $48,000. Selling, general and administrative expenses increased from $281,000 to $302,000, an increase of $21,000 primarily due to (1) Higher general & administrative expenses ($11,000); (2) cost of living adjustments to payroll and new hires ($51,000); and (3) decreased marketing expenses related to efforts to obtain additional state contracts(-$41,000). Patent amortization increased from $70,000 in 1999 to $108,000 in 2000 due to revaluation in the remaining useful lives of the patents offset by a rescission of patent purchase agreement. Research and development decreased from $131,000 in 1999 to $29,000 in 2000 because: (1) the Company spent more efforts in improving and adapting existing Company products to recent customer needs; and (2) research and development efforts were taken over by existing employees rather than subcontracting to outside vendors. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $205,000 in 1999 to $71,000 in 2000, reflecting the pay down of equipment financing. Interest expense on a patent decreased by $80,000 due to the rescission of a patent purchase agreement.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 3.  Submission of Matters to a Vote of Security Holders

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


                                        INTELLECTUAL TECHNOLOGY, INC.


By:                                     /S/ Craig Litchin
                                           Acting Principal Financial Officer
                                           Date:  May 12, 2000