Form 10QSB
period 2000-06-30
INTELLECTUAL TECHNOLOGY INC
filed 2000-08-18
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:    June 30, 2000

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

As of August 18, 2000, 10,000,000 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

                                    INDEX

                                                                Page
                                                               Number

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheet, March 31, 2000                               1

     Statements of Operations and Accumulated Deficit
      (Unaudited) for the three and six month periods
       ended June 30, 2000 and 1999                              2

     Statements of Cash Flows (Unaudited) for the six
      months ended June 30, 2000 and 1999                        3

     Notes to financial statements                               4

     Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations           5-6

PART II.    OTHER INFORMATION                                    7

        Signatures                                               8

                    Intellectual Technology, Inc.
                            Balance Sheet
                            June 30, 2000
                             (unaudited)


 ASSETS

 Current Assets
 Cash and cash equivalents                        $     530,115
 Certificate of deposit                                 114,903
 Accounts receivable                                    792,055
 Inventory                                              272,938
 Prepaid expenses                                       151,292
                                                      ---------

 Total current assets                                 1,861,303

 Property & Equipment
 Contract equipment                                   6,264,217
 Equipment - non-contract, office, furniture and
   improvements                                          56,049
                                                      ---------
                                                      6,320,266
 Less: Accumulated depreciation                       5,364,461
                                                      ---------
                                                        955,805

 Other Assets
 Patents, net of accumulated amortization
   of $558,360                                          173,527
 Due from related party                                  37,212
 Other non-current assets                                42,494
                                                      ---------

 Total assets                                      $  3,070,341
                                                      =========


 LIABILITIES AND STOCKHOLERS' EQUITY
 Current Liabilities
 Accounts payable                                  $    134,172
 Income taxes payable                                    20,096
 Accrued expenses                                        61,311
 Notes payable                                          936,231
 Due to related party                                    10,273
 Accrued interest payable                                 5,961
                                                      ---------

 Total current liabilities                            1,168,044

 Other Liabilities
 Long-term debt, net of current portion                 518,712
 Due to related party - long term                       140,677
                                                      ---------

                                                        659,389
                                                      ---------

 Stockholders' Equity
 Preferred stock, $0.00001 par value, 10,000,000
   shares authorized,  no shares issued or outstanding        -
 Common stock, $0.00001 par value, 20,000,000 shares
  authorized, 10,000,000 shares issued and outstanding      100
 Additional paid-in capital                           1,186,250
 Accumulated earnings                                    56,558
                                                      ---------

                                                      1,242,908
                                                       ---------

 Total liabilities and stockholders' equity        $  3,070,341
                                                      =========

The accompanying notes are an integral part of the financial statements.
                                      1

                  Intellectual Technology, Inc.
         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          (unaudited)

                                              For the quarter
                                               ended June 30,
                                           ----------------------
                                           2000             1999
                                       ------------    -------------
REVENUES
  Sales                               $   1,796,648   $    1,714,234

COST OF REVENUES
  Depreciation and amortization             391,442          557,370
  Material costs                            387,805          280,113
  Maintenance and other cost of sales       279,566          199,078
                                       ------------    -------------
    Total cost of revenues                1,058,813        1,036,561
                                       ------------    -------------
      Gross profit                          737,835          677,673

OPERATING EXPENSES
  Selling, general and administrative       342,747          358,342
  Research and development                   22,352           17,089
  Depreciation and amortization              80,597           75,842
                                       ------------    -------------

      Total operating expenses              445,696          451,273
                                       ------------    -------------
      Income from operations                292,139          226,400

OTHER INCOME (EXPENSE)
  Interest income                             8,709            1,579
  Interest expense                          (57,451)        (169,198)
                                       ------------    -------------
      Net income before income taxes        243,397           58,781

  Income tax expense                         84,382                -
                                       ------------    -------------
       NET INCOME                           158,565           58,781

Accumulated deficit
       Balance, beginning of period        (102,007)      (2,623,533)
                                       ------------    -------------
       Balance, end of period         $      56,558   $   (2,564,752)
                                       ============    =============
INCOME PER SHARE - BASIC              $        0.02   $         0.01
                                       ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                10,000,000       10,000,000
                                       ============    =============



                                             For the six months
                                               ended June 30,
                                           ----------------------
                                           2000             1999
                                       ------------    -------------
REVENUES
  Sales                               $   3,739,008   $    3,511,089

COST OF REVENUES
  Depreciation and amortization             849,204        1,165,406
  Material costs                            736,463          532,608
  Maintenance and other cost of sales       548,553          384,100
                                       ------------    -------------
    Total cost of revenues                2,134,220        2,082,114
                                       ------------    -------------
      Gross profit                        1,604,788        1,428,975

OPERATING EXPENSES
  Selling, general and administrative       644,654          643,035
  Research and development                   51,052          139,353
  Depreciation and amortization             190,821          151,993
                                       ------------    -------------

      Total operating expenses              886,527          934,381
                                       ------------    -------------
      Income from operations                718,261          494,594

OTHER INCOME (EXPENSE)
  Interest income                            14,814            1,820
  Interest expense                         (128,489)        (374,411)
                                       ------------    -------------
      Net income before income taxes        604,586          122,003

  Income tax expense                        223,765           11,460
                                       ------------    -------------
       NET INCOME                           380,821          110,543

Accumulated deficit
       Balance, beginning of period        (324,263)      (2,675,295)
                                       ------------    -------------
       Balance, end of period         $      56,558   $   (2,564,752)
                                       ============    =============
INCOME PER SHARE - BASIC              $        0.04   $         0.01
                                       ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                10,000,000       10,000,000
                                       ============    =============

The accompanying notes are an integral part of the financial statements.
                               2


                    Intellectual Technology, Inc.
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                              For the six months
                                                ended June 30,
                                            ----------------------
                                            2000             1999
                                        ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES   $   1,130,260   $      719,576

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of non-contract equipment          (3,840)         (12,632)
  Investment in contract costs and equip.   (266,363)        (405,711)
                                        ------------    -------------
      Net cash flows from
        investing activities                (270,203)        (418,343)

CASH FLOWS FROM FINANCING ACTIVITES
  New borrowings                                   -        1,295,935
  Debt repayments                           (835,665)        (970,132)
  Loan fees                                        -         (102,000)
                                        ------------    -------------
Net cash flows from
        financing activities                (835,665)         223,803
                                        ------------    -------------

NET INCREASE IN CASH                          24,392          525,036

CASH AND CASH EQUIVALENTS,
  beginning of period                        505,723          184,757
                                        ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                        $     530,115   $      709,793
                                        ============    =============


The accompanying notes are an integral part of the financial statements.
                                   3

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 2000
                                (Unaudited)


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


Liquidity and Capital Resources

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                        Six months ended March 31,
                                                (rounded)
                                          2000               1999

Operating Activities                $ 1,130,000         $   720,000
Investing Activities                   (270,000)           (418,000)
Financing Activities                   (836,000)            223,000

Net effect on cash                  $    24,000         $   525,000


Cash flows provided by operations increased from $720,000 in 1999 to $1,130,000, an increase of $410,000 due to (1) net increase in cash investment of $252,000 in 2000 versus 1999 due to the investment in 1999 related to the addition of another state contract; (2) net decrease in payment of accounts payable of $262,000 in 2000 versus 1999 primarily resulting from refinancing long term debt in 1999 and utilizing part of the proceeds to pay vendors; and, (3) other items netting to a decrease in cashflows of ($104,000).

The Company is committed to spend another $100,000 by the end of the year to complete installation of contract equipment. Under the Company's current financing arrangement, receivables from all contracts have been assigned to the note holder. The amount of monthly cash flow from the contracts is remitted net to the Company after debt service is satisfied. Management projects that this arrangement will continue to generate positive monthly cash flows through at least the third quarter of 2000, and that such cash flows will be sufficient to support operations and the Company's sales effort for the coming year.

In April 2000, the Company obtained a $100,000 line of credit at prime plus 2%. Any borrowings under this agreement will become due in April 2001. Remaining installments on a majority of the Company's equipment financing equipment financing extend through December, 2000.

Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the six months ended June 30, 2000, contract revenues increased from $3,511,000 to $3,739,000, an increase of $228,000 or 6.5%. The increase was directly related to an additional state contract (3.7%), expiration of a contract (-4.1%), billings for contract related services (4.7%) and the additional number of transactions processed by ITI's equipment (2.2%).

Gross profit increased 12.3% from $1,429,000 (40.7% of sales) to $1,605,000 (42.9% of sales) as a result of higher sales volume. The gross profit percentage increased due to: (1) decreased contract depreciation due to certain soft contract costs being amortized through an initial contract period that expired in October 1999(10.5%); (2) higher maintenance costs due to aging equipment and software changes, updates and enhancements (-5.5%); (3) reduction in property taxes as a result of state legislation and rescission of a royalty agreement(1.7%); and (4) higher material costs (-4.5%).

Operating expenses decreased 5.1% from $934,000 in 1999 to $887,000 in 2000, a decrease of $47,000. Selling, general and administrative expenses increased from $643,000 to $645,000, an increase of $2,000 primarily due to (1) Lower general & administrative expenses ($7,000); (2) cost of living adjustments to payroll and new hires ($66,000); and (3) decreased marketing expenses related to efforts to obtain additional state contracts(-$57,000). Patent amortization increased from $152,000 in 1999 to $191,000, an increase of $39,000 in 2000 due to revaluation in the remaining useful lives of the patents offset by a rescission of patent purchase agreement. Research and development decreased from $139,000 in 1999 to $51,000 in 2000 because:
(1) the Company spent more efforts in improving and adapting existing Company products to recent customer needs; and (2) research and development efforts were taken over by existing employees rather than subcontracting to outside vendors. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $374,000 in 1999 to $128,000 in 2000, a decrease of $246,000, reflecting the pay down of equipment financing and retirement to other debt, a savings of $91,000. Interest expense on a patent decreased by $155,000 due to the recission of a patent purchase agreement.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 3.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

         The Company's President, Nick Denice, passed away during July of 2000. The Company expects to hold special elections to fill the vacancy created by his passing.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	Exhibit 27 - Financial Data Schedule, filed herewith electronically
	(b)	Reports on Form 8-K	None



                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTELLECTUAL TECHNOLOGY, INC.


By:                                    /S/ Craig Litchin
                                          Acting Principal Financial Officer
                                          Date:  August 18, 2000