Form 10QSB
period 2000-09-30
INTELLECTUAL TECHNOLOGY INC
filed 2000-11-20
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:    September 30, 2000

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

As of November 17, 2000, 10,000,000 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-

                                    INDEX

                                                                Page
                                                               Number

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheet, September 30, 2000                           1

     Statements of Operations and Accumulated Deficit
      (Unaudited) for the three and nine month periods
       ended September 30, 2000 and 1999                         2

     Statements of Cash Flows (Unaudited) for the nine
      months ended September 30, 2000 and 1999                   3

     Notes to financial statements                               4

     Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations           5-7

PART II.    OTHER INFORMATION                                    8

        Signatures                                               9

                    Intellectual Technology, Inc.
                            Balance Sheet
                          September 30, 2000
                             (unaudited)


 ASSETS

 Current Assets
 Cash and cash equivalents                        $     947,752
 Certificate of deposit                                 126,731
 Accounts receivable                                    781,955
 Inventory                                              221,485
 Prepaid expenses                                        93,028
                                                      ---------

 Total current assets                                 2,170,951

 Property & Equipment
 Contract equipment                                   6,266,454
 Equipment - non-contract, office, furniture and
   improvements                                          61,884
                                                      ---------
                                                      6,328,338
 Less: Accumulated depreciation                       5,446,349
                                                      ---------
                                                        881,989

 Other Assets
 Patents, net of accumulated amortization
   of $603,508                                          128,379
 Due from related parties                                37,212
 Other non-current assets                                33,678
                                                      ---------

 Total assets                                      $  3,252,209
                                                      =========


 LIABILITIES AND STOCKHOLERS' EQUITY
 Current Liabilities
 Accounts payable                                  $    120,505
 Income taxes payable                                   230,043
 Accrued expenses                                        80,317
 Notes payable                                          551,443
 Due to related party                                    10,443
 Accrued interest payable                                 4,290
                                                      ---------

 Total current liabilities                              997,041

 Other Liabilities
 Long-term debt, net of current portion                 478,816
 Due to related party - long term                       138,001
                                                      ---------

                                                        616,817
                                                      ---------

 Stockholders' Equity
 Preferred stock, $0.00001 par value, 10,000,000
   shares authorized,  no shares issued or outstanding        -
 Common stock, $0.00001 par value, 20,000,000 shares
  authorized, 10,000,000 shares issued and outstanding      100
 Additional paid-in capital                           1,186,250
 Retained earnings                                      452,001
                                                      ---------

                                                      1,638,351
                                                       ---------

 Total liabilities and stockholders' equity        $  3,252,209
                                                      =========

The accompanying notes are an integral part of the financial statements.
                                      1

                  Intellectual Technology, Inc.
         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                          (unaudited)

                                              For the quarter
                                             ended September 30,
                                           ----------------------
                                           2000             1999
                                       ------------    -------------
REVENUES
  Sales                               $   1,726,123   $    1,845,614

COST OF REVENUES
  Depreciation and amortization              79,115          592,820
  Material costs                            297,526          468,120
  Maintenance and other cost of sales       295,769          206,151
                                       ------------    -------------
    Total cost of revenues                  672,410        1,267,091
                                       ------------    -------------
      Gross profit                        1,053,713          578,523

OPERATING EXPENSES
  Selling, general and administrative       267,193          299,025
  Research and development                   91,590           46,706
  Depreciation and amortization              47,921           89,643
                                       ------------    -------------

      Total operating expenses              406,704          435,374
                                       ------------    -------------
      Income from operations                647,009          143,149

OTHER INCOME (EXPENSE)
  Interest income                            11,838            3,739
  Impairment loss,
     patents                                      -       (2,816,942)
  Interest expense                          (39,788)        (101,299)
  Interest expense - patents                 (2,494)            (369)
                                       ------------    -------------
      Net income (loss) before
         income taxes                       616,565       (2,771,722)

  Income tax (expense) benefit             (221,122)       1,921,165
                                       ------------    -------------
      Net income (loss) before
         extraordinary item                 395,443         (850,557)

      Extraordinary gain, net of
         income taxes of $1,926,000               -        2,889,702
                                       ------------    -------------

      NET INCOME                            395,443        2,039,145

Retained earnings (Accumulated deficit)
       Balance, beginning of period          56,558       (2,564,752)
                                       ------------    -------------
       Balance, end of period         $     452,001   $     (525,607)
                                       ============    =============
INCOME (LOSS) PER SHARE - BASIC
  Income (loss) per share before
     extraordinary item               $        0.04   $        (0.09)

  Extraordinary item, net of tax                  -             0.29
                                       ------------    -------------
  Net income per share                $        0.04   $         0.20
                                       ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                10,000,000       10,000,000
                                       ============    =============



                                             For the nine months
                                             ended September 30,
                                           ----------------------
                                           2000             1999
                                       ------------    -------------
REVENUES
  Sales                               $   5,465,131   $    5,356,703

COST OF REVENUES
  Depreciation and amortization             928,319        1,758,226
  Material costs                          1,033,989        1,000,728
  Maintenance and other cost of sales       844,322          553,531
  Royalties                                       -           36,720
                                       ------------    -------------
    Total cost of revenues                2,806,630        3,349,205
                                       ------------    -------------
      Gross profit                        2,658,501        2,007,498

OPERATING EXPENSES
  Selling, general and administrative       875,697          932,533
  Research and development                  178,792          195,587
  Depreciation and amortization             238,742          241,636
                                       ------------    -------------

      Total operating expenses            1,293,231        1,369,756
                                       ------------    -------------
      Income from operations              1,365,270          637,742

OTHER INCOME (EXPENSE)
  Interest income                            26,652            5,559
  Impairment loss,
     patents                                      -       (2,816,942)
  Interest expense                         (163,137)        (315,709)
  Interest expense - patents                 (7,634)        (160,369)
                                       ------------    -------------
      Net income (loss) before
         income taxes                     1,221,151       (2,649,719)

  Income tax (expense) benefit             (444,887)       1,909,705
                                       ------------    -------------
      Net income (loss) before
         extraordinary item                 776,264         (740,014)

      Extraordinary gain, net of
         income taxes of $1,926,000               -        2,889,702
                                       ------------    -------------
       NET INCOME                           776,264        2,149,688

Retained earnings (Accumulated deficit)
       Balance, beginning of period        (324,263)      (2,675,295)
                                       ------------    -------------
       Balance, end of period         $     452,001   $     (525,607)
                                       ============    =============
INCOME (LOSS) PER SHARE - BASIC
  Income (loss) per share before
     extraordinary item               $        0.08   $        (0.07)

  Extraordinary item, net of tax                  -             0.29
                                       ------------    -------------
  Net income per share                $        0.08   $         0.22
                                       ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                10,000,000       10,000,000
                                       ============    =============

The accompanying notes are an integral part of the financial statements.
                               2


                    Intellectual Technology, Inc.
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                              For the nine months
                                              ended September 30,
                                            ----------------------
                                            2000             1999
                                        ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES   $   2,023,159   $    1,250,391

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of non-contract equipment          (9,675)         (13,047)
  Investment in contract costs and equip.   (308,599)        (650,137)
                                        ------------    -------------
      Net cash flows from
        investing activities                (318,274)        (663,184)

CASH FLOWS FROM FINANCING ACTIVITES
  New borrowings                                   -        1,335,936
  Debt repayments                         (1,262,856)      (1,378,105)
  Loan fees                                        -         (142,000)
                                        ------------    -------------
Net cash flows from
        financing activities              (1,262,856)        (184,169)
                                        ------------    -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                       442,029          403,038

CASH AND CASH EQUIVALENTS,
  beginning of period                        505,723          184,757
                                        ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                        $     947,752   $      587,795
                                        ============    =============


The accompanying notes are an integral part of the financial statements.
                                   3

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000
                                (Unaudited)


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

Certain prior year amounts have been reclassified to conform to the current year presentation.

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


Plan of operations & background

The Company (ITI) designs, manufactures, and leases systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. ITI refers to the materials used in the preparation of the vehicle forms and decals as "media". Until 1996, ITI was principally engaged in research and development of its products and generated only limited operating revenues. In November 1996, the Company entered into a three-year lease agreement with the State of Indiana, to provide printer equipment and self-service terminals for production of the State's vehicle registrations.
The revenue from this lease agreement is billed on a per transactions basis and includes the media, equipment maintenance and some software updates.
This contract has been extended through October 2002. The self-service terminals (SST's) are fully automated and do not require State personnel to be present during the renewal process. Some of these SST's are located in shopping malls. ITI has also developed Customer Convenience Centers for use in the motor vehicle offices, which allow for automated transactions, but are attended by a State employee. ITI is presently negotiating for the sale or lease of this equipment. ITI also has an agreement to sell printers and media to the prime contractor for the State of Maryland motor vehicle offices, although this has not been a significant source of revenue. In March 1999, ITI entered into a five-year contract with South Dakota to supply printer equipment, equipment and software maintenance and media on a per transaction basis. During the quarter ended September 30, 2000, ITI entered into a fixed price contract, which expires in June 2003, with the State of Colorado to provide printer equipment, software and equipment maintenance, and media to produce the State's motor vehicle registrations. ITI does not expect to realize signifiant revenue from this contract until the first or second quarter of 2001. Through September 30, 1999, ITI earned revenue from the production of drivers' licenses in the State of New Hampshire.

Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the three months ended September 30, 2000, contract revenues decreased from $1,846,000 for the three months ended September 30, 1999, to $1,726,000, a decrease of $120,000 or 7%. This decrease in revenue is due primarily to the expiration of the New Hampshire contract in September 1999. For the nine months ended September 30, 2000, contract revenues increased from $5,357,000 to $5,465,000, an increase of $108,000 or 2%. The increase was directly related to an additional state contract (1.8%) being in effecct for an additional three months in 2000, expiration of a contract (-4.3%), additional billings for contract related services (2.8%) and the additional number of transactions processed by ITI's equipment (1.4%).

Gross profit for the three month comparisons increased from $578,000 (31.4% of sales) to $1,053,000 (61.1% of sales) as a result of: (1) decreased contract depreciation due to changes in the contract equipment life; (2) partially offset by higher maintenance costs due to aging equipment and software changes, updates and enhancements; and (3) higher material costs in 1999 as a result of an increase in the media scrap allowance.

Gross profit for the nine months ended September 30, 2000 increased 32.5% from $2,007,000 (37.5% of sales) to $2,659,000 (48.7% of sales) due to lower costs.
The gross profit percentages increased primarily due to factors (1) and (2) above. ITI expects that gross profit margins will decline in 2001 as a result of increasingly competitive market conditions.

Operating expenses decreased 5.6% from $1,370,000 for the nine months ended September 30, 1999 to $1,293,000 in 2000, a decrease of $77,000. Selling, general and administrative expenses decreased from $933,000 to $876,000, a decrease of $57,000 primarily due to (1) lower general & administrative expenses due to cost savings in several areas ($18,000); and decreased marketing expenses and payroll due to a reduction in marketing personnel ($39,000). Patent amortization decreased from $84,000 for the nine months ended September 30, 1999 to $45,000 in 2000, a decrease of $39,000 due to revaluation in the remaining useful lives of the patents. Research and development expenses for the three and nine months ended September 30, 2000 were $91,000 and $178,000 representing 3.3% and 5.3% of sales, respectively. This compares to $46,000 and $195,000, representing 2.5% and 3.7% of sales for the corresponding periods in 1999. The increase in the third quarter was due to ITI's development of the new Customer Convenience Center. The decrease in the year to date amounts was a result of: (1) the Company spending more efforts in improving and adapting existing Company products to recent customer needs; and (2) research and development efforts being taken over by existing employees rather than subcontracting to outside vendors. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest income for the three and nine month periods ended September 30, 2000 was $11,000 and $26,000, respectively, compared to $3,000 and $5,000 for the corresponding periods in 1999 reflecting investment of higher cash balances in certificates of deposit.

Interest expense decreased from $315,000 in 1999 to $163,000 in 2000, a decrease of $152,000, reflecting the pay down of equipment financing and retirement to other debt. Interest expense on a patent decreased by $153,000 due to the recission of a patent purchase agreement.

Net income for the three and nine months ended September 30, 2000 was $395,000 and $776,000, respectively, compared to $2,039,000 and $2,149,000 for the corresponding periods in 1999. $1,999,000 of net income, including an extraordinary gain, in the three and nine month periods ended September 30, 1999 was due to the recission of a patent purchase agreement and write-down of the patents.

Liquidity and Capital Resources

Since 1996, the Company has primarily funded its operations through contract equipment financing. As of September 30, 2000, the Company had working capital of $1,173,000 versus a working capital deficit of $290,000 as of September 30, 1999.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                       Nine months ended September 30,
                                                (rounded)
                                          2000               1999

Operating Activities                $ 2,023,000         $ 1,250,000
Investing Activities                   (318,000)           (663,000)
Financing Activities                 (1,263,000)           (184,000)

Net effect on cash                  $   442,000         $   403,000

Cash flows provided by operations increased from $1,250,000 in 1999 to $2,023,000, an increase of $773,000 due to: (1) timing in the collection of receivables ($651,000); (2) other changes in components of working capital netting to an increase in cash flows of $122,000. cash flows used in investing activities decreased from $663,000 in 1999 to $318,000 in 2000 as the Company neared the end of equipment installation for current contracts. Net cash used in financing activities increased from $184,000 in 1999 to $1,263,000 in 2000 due to paydown of debt since the Company refinanced long term debt in March 1999. Significant curent debt service is $135,000 per month at 9.35% interest through December 2000 and $18,000 per month at 10.4% interest through March 2004. Under the Compamy's current financing arrangement, receivables from all contracts have been assigned to the note holder. The amount of monthly cash flows from the contracts is remitted net to the Company after debt service is satisfied.

The Company is committed to spend another $100,000 in the next twelve months to complete installation of equipment under current contracts. The Company anticipates that it will continue to invest in contract equipment as new contracts are obtained and that its existing cash balances and access to financing will be sufficient for at least the next twelve months. However, there can be no assurance that adequate financing will be available or at terms acceptable to the Company. In April 2000, the Company obtained a $100,000 line of credit at prime plus 2%. Any borrowings under this agreement will become due in April 2001.

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


                                        INTELLECTUAL TECHNOLOGY, INC.


By:                                    /S/ Craig Litchin
                                          Acting Principal Financial Officer
                                          Date:  November 20, 2000