Form 10KSB
period 2000-12-31
INTELLECTUAL TECHNOLOGY INC
filed 2001-04-17
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

              X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 2000 were $6,162,099.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 2001 was $1,230,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

As of April 11, 2001, the Registrant had outstanding 9,842,681 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990, or to Registrant's Report on Form 8-K dated March 27, 1997.

     Transitional Small Business Disclosure Format:  Yes        No  X

ITEM 1.  BUSINESS

Historical Development

Image Technology, Inc., a Nevada corporation based in San Diego, California ("ITI Nevada") was formed on April 23, 1992 to engage in the design, manufacture and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp., a Delaware corporation. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly owned subsidiary of Bridgestone Corp.
Bridgestone Corp., which was formed on December 1, 1989, for the purpose of seeking out and acquiring a business opportunity, had completed a public offering of common stock and warrants in 1990. In April 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1-for-50 reverse stock split. References in this report to the Company and to ITI are references to Intellectual Technology, Inc., a Delaware corporation, and its predecessor and wholly owned subsidiary, ITI Nevada, on a consolidated basis.


Industry and Company Background

Vehicle registration services are operated by all 51 U.S. and many foreign jurisdictions. Governments use vehicle registration as a means of collecting revenues and to provide an orderly method of regulating the ownership and transfer of motor vehicles. Management of the Company recognizes that traditional methods of motor vehicle registration have resulted in delays experienced by members of the public, significant personnel and facility costs, the waste of preprinted materials and a generally inefficient disbursement process, as well as significant losses occasioned by fraud and theft. Based upon discussion with law enforcement officials, the Company believes that losses attributable to these problems are in the hundreds of millions of dollars.

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


The ITI Printing System and Related Print Media

The ITI printing system allows for the real time, on-site creation of vehicle registration forms and license decals on blank stock, including the imprinting of the vehicle license plate number on the decal. This on-demand printing capability allows Departments of Motor Vehicles to substantially reduce fraud and theft, increase revenue collection, and reduce personnel, inventory, and facility costs as a result of increased efficiencies. The ITI printing system is designed to operate both as a stand-alone unit in a printer server environment within a Department of Motor Vehicles ("DMV") office and as self-service terminals which can be placed in locations remote from DMV offices. One of the ITI stand alone printers was patented November 13, 1990. The Company purchased this patent on October 31, 1995. Other ITI stand alone printers have been purchased from an outside vendor. The Company does not own the patents on these printers. The self-service terminal was patented on September 20, 1994. The Company purchased this patent in September 1999.

The Company believes that the ITI printing system resolves the problems described above in "Industry and Company Background," in that it prints a vehicle registration with an applied decal on blank stock, thereby eliminating inventory and inventory management, as well as the need to dispose of preprinted stock at year end. Additionally, it satisfies the security demands of Departments of Motor Vehicles in that it applies the vehicle license plate number to the decal, causing the decal to become significantly less valuable to thieves. The ITI printing system is equipped with software that accounts for all transactions effected through the printer, significantly reducing the likelihood of DMV employee fraud or theft. Finally, when combined with automated teller technology, the ITI printer system is capable of acting as a self-service terminal for motor vehicle registrations which can be established either in DMV offices or in remote locations, reducing personnel and facilities' costs. None of the Company's products or services require government approval. The Company is not aware of any existing or probable government regulations that would affect its business.


Marketing and Sales

The primary market for the Company's printing systems and services consists of the Department of Motor Vehicles in each of the 50 U. S. states, the District of Columbia and Canada.

The Company believes that its experience working with State Motor Vehicle administrators and the limited number of competitors in this market permit the Company to approach the vehicle registration and renewal market with significant efficiencies. Consequently, the Company plans to market its products and services through its in-house marketing and sales staff.

The Company solicits interest in its products primarily through direct contact with DMV officials and attendance at industry conferences. The initial marketing package consists of brochures and color photographs, which are supplemented with an explanation of the product's evolution. References of DMV officials of states where the Company has installed its products are supplied, along with an offer to demonstrate the products.


Contracts

For the year ended December 31, 2000, 97% of revenues was derived from two customers.

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") to implement ITI's printing system solution in Indiana. The term of the Indiana Contract was for a period of three years with a one year renewal option through October 2000 that was exercised. In May 2000, the Indiana contract was extended through October 31, 2002.

In the fourth quarter of 1998, the Company entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. ITI began processing 100% of the annual registrations in South Dakota on April 1, 1999.

The Company is currently in the start up stage of performing as a subcontractor as part of a contract with the State of Louisiana. Revenue from this subcontract is expected to be generated in the second quarter of 2001.

Manufacturing and Supply

The Company uses subcontractors to manufacture and supply most components and subassemblies of ITI's printing system and to provide the required printing media. The decal used by the ITI printing system is produced by 3M Corporation of St. Paul, Minnesota. The paper materials on which the Indiana and South Dakota registrations are printed are supplied by NCR (see "Business - The ITI printing system and Related Print Media"). Thermal ribbon used in the printing process is produced by NCR Corporation and Datamax Corporation. The Company has identified alternative vendor sources for all materials and assemblies used in its products. The Company believes the use of outside vendors for its manufacturing process has allowed it to limit the size of its fixed overhead and to respond quickly to the volatility of its market which consists of a relatively small number of significant customers who order products at irregular intervals.


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


Research & Development

For the years ended December 31, 2000 and 1999, the Company spent $244,000 and $212,000, respectively on research and development activities. None of these costs were borne directly by customers.


Environmental laws

The Company's cost of compliance with environmental laws (federal, state, local) is estimated to be insignificant.


Employees

The Company has twelve full-time employees and one part-time employee, of which two are in executive or administrative positions, four are in engineering/r&d, and one marketing executive. The Company also retains three part-time marketing consultants and one business consultant. None of the Company's employees are currently represented by a union, and the Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES

The Company occupies 2,653 square feet of office space in Carlsbad, California at a monthly rental of $3,215, subject to cost of living adjustments, through February 2002. The Company is also obligated through September 2001 under a lease for its previous corporate headquarters, which calls for monthly payments of $2,131. The Company also leases approximately 1,875 square feet of office/warehouse space in Carmel, Indiana, through October 2002 at monthly rentals that range from $1,163 to $1,233 per month. The Company believes that these facilities are adequate to meet its anticipated needs for the foreseeable future.


ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings currently pending.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as reported by FT Interactive Data.

                         Quarter Ended         High  Bid     Low  Bid

                        March 31, 1999        $  0.8875      $   0.6250
                        June 30, 1999         $  1.0625      $   0.3125
                        September 30, 1999    $  0.5625      $   0.1875
                        December 31, 1999     $  0.4375      $   0.1875
                        March 31, 2000        $  0.4375      $   0.1875
                        June 30, 2000         $  0.375       $   0.1875
                        September 30, 2000    $  0.3125      $   0.22
                        December 2000         $  0.3125      $   0.0625
                        March 31, 2001        $  0.65        $   0.13

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

As of April 13, 2001, the Company had approximately 67 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

Liquidity and Capital Resources

During the last two fiscal years, the Company has been able to use cash flow from operations to repay debt, and as a result, has generated significant increases in working capital. As of December 31, 2000, the Company had working capital of $974,000 versus a working capital deficit of $490,000 as of December 31, 1999, an improvement of $1,464,000. Certain equipment financing with a monthly payment of $134,695 was fully paid off in December 2000. The Company's remaining debt service consists of contract financing with a monthly payment of $17,680 ($212,000 per year) through April 2004 and a patent purchase payment of $5,000 per quarter ($20,000 per year) through
March 2011.   In 2001, the Company expects to spend another $100,000 on
contract equipment for contracts in effect in 2000. The Company expects to generate the cash necessary to meet its debt and capital equipment obligations under contracts in effect as of December 31, 2000 from current operations.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                        Year ended December 31,
                                      2000                        1999

Operating Activities            $   2,042,000               $   1,640,000
Investing Activities                 (331,000)                   (689,000)
Financing Activities               (1,700,000)                   (630,000)

Net effect on cash              $      11,000                $    321,000


Cash flows provided by operations increased from $1,640,000 in 1999 to $2,042,000, an increase of $402,000 due to (1) timing in the collection of accounts receivable - $249,000; (2) increases in accruals and reserves - $131,000 and (3) other items netting to an increase in cash flows of $22,000. Cash used in investing activities decreased from $689,000 to $331,000 as the Company nears completion of installations of equipment under existing contracts. Cash used in financing activities increased from $630,000 in 1999 to $1,700,000 in 2000 due to the receipt of debt proceeds from a refinancing in April 1999.

In connection with a new subcontract involving the State of Louisiana, the Company expects an initial capital outlay in 2001, which will be funded from internal cash flows and external financing from lenders with whom the Company has established relationships.

Results of Operations

For the year ended December 31, 2000 contract revenues increased from $6,126,000 to $6,162,000, an increase of $36,000. This increase in revenue was due to: (1) additional billings for contract related services - $150,000; (2) a contract started in 1999 being in effect for additional three months - $116,000; (3) expiration of a contract in 1999 - ($229,000);
(4) price decrease on existing contract - ($17,000); and (5) other revenues
- $16,000. The Indiana contract was renewed effective November 1, 2000, but at a lower transaction price. The Company expects that this decrease in price will have an effect of reducing total revenue in 2001 by $1,800,000.

Gross profit decreased $104,000 from $2,545,000 (41.6% of sales) to $2,441,000 (39.6% of sales). In 2000, a $390,000 provision for future contract losses was accrued. The Company projects that profit margins will be slightly lower in 2001 due to lower sales prices partially offset by lower depreciation and the absence of contract losses.

Operating expenses decreased 7.8% from $1,748,000 in 1999 to $1,612,000 in 2000, a decrease of $136,000 of which $85,000 was attributable to patent amortization. Selling, general and administrative expenses decreased from $1,177,000 to $1,109,000, a decrease of $68,000 primarily due to lower payroll resulting from an employee termination and the untimely death of two employees - ($82,000). Research and development increased from $212,000 in 1999 to $244,000 in 2000 as the Company continued to expand on the application of its products. The Company expended considerable resources in developing a "laser printer" solution to real time registration printing and also developed a "Customer Convenience Center" terminal application which it
expects to bring to market in 2001.   The Company will continue to engage in
research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $398,000 in 1999 to $190,000 in 2000. This reflects the pay down of equipment financing, and interest savings related to the patent purchase rescission, mentioned below. The Company expects interest expense to continue to decline in 2001.

In 1999, the Company obtained a favorable court judgment involving the purchase of a patent. The patent purchase was rescinded by the court. As a result of the rescission, the Company recorded debt forgiveness income of $2,896,702 as an extraordinary item, net of tax of $1,919,000. Management recorded a write off of patents which were no longer expected to generate future cash flows under the current business plan. As a result, certain items of income and expense reflected in the accompanying 1999 financial statements cannot be expected to recur in the future. Before the effect of income tax, the Company's non-recurring income and expenses related to the rescinded agreement for 1999 was as follows:

                                                            1999
         Royalty (expense)                               $ (37,000)
         Amortization (expense)                           (115,000)
         Interest (expense)                               (200,000)
         Loss on patents                                (2,817,000)
         Extraordinary gain before tax                   4,816,000

         Total effect on income                         $1,647,000



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
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors, Executive Officers, and Significant Employees

The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:


      Name                     Age             Position

Robert Neece                    53             Chairman of the Board,
                                               Director, Chief Executive
                                               Officer and Assistant
                                               Secretary

Craig  Litchin                 45              President, Chief Operating
                                               Officer, Treasurer, Principal
                                               Financial Officer, Principal
                                               Accounting Officer

George McGill                  65              Vice President, Secretary and
                                               General Counsel

William Wallace                69              Vice President in charge of
                                               Engineering and Product
                                               Development

Thomas Flanagan                51              Vice President

Nicholas Litchin               74              Director

Walter G. Fuller               60              Director


Christopher M. Welch           32              Director


Bradford A. Morrow             45              Director

Family Relationships

Craig Litchin is the son of Nicholas Litchin. There are no other family relationships between any directors or executive officers.

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including his or her principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Neece has been a Director of the Company since July of 1998, Chairman of the Board since June of 2000, and Chief Executive Officer and Assistant Secretary since December 2000. He has been engaged in the private practice of law in Denver, Colorado since 1981. Throughout that period of time, he has concentrated his practice in the areas of corporation, commercial, and securities law. Since 1992, Mr. Neece has been Special Counsel with the Denver law firm of Burns, Wall, Smith and Mueller, P.C.

Craig Litchin joined the Company as Vice President in July, 1997.    He
served as acting CEO from June to October of 2000 and Chief Operating
Officer since October 2000. He was appointed President, Treasurer, Principal Financial Officer and Principal Accounting Officer in November 2000.

George McGill was appointed Vice President and Secretary of the Corporation in December, 2000. He is an attorney in private practice in Cardiff, California and has advised the Corporation since its inception.

William Wallace joined ITI in July of 1996, serving as head of operations. He became Vice President of Engineering and Product Development in November 2000. Before joining ITI, Mr. Wallace was Vice President of Sales and manufacturing for a private contract manufacturing company.

Thomas Flanagan joined ITI in 1997 where he worked in the sales, marketing and project management functions. In November 2000, he became Vice President. Before joining ITI he was Deputy Commissioner for the Bureay of Motor
Vehicles of the State of Indiana.

Nicholas Litchin is a director of the Company. He was Chairman of the Board of Directors from July 1998 to April 1999. Prior to that, he was Vice Chairman since March, 1997. He has been a director of the Company since the formation of Image Technology in April 1992. Mr. Litchin has been a retired investor since 1991.

Walter G. Fuller has been a Director of the Company and Image Technology since March, 1997 and the formation of Image Technology in 1992, respectively. He is the President of M&S Steel Co., Inc., a company specializing in fabricated structural steel for buildings, formed in 1971. Mr. Fuller is also a director of Garrett Bancorp, Garrett State Bank, Paragon Tube Corporation, and Paragon Steel Trading Corporation.

Christopher M. Welch was elected a Director of the Company in February 1999. Mr. Welch worked for New York Life and Nylife Securities from 1995 to 2000 where he attained executive council status. In 2001, Mr. Welch completed a post graduate program at San Diego State University in the areas of Client Server Technology and Computer Programming. He is currently working on several projects in the technology industry specializing in database design and programming.

Bradford A. Morrow was elected Director in December 2000. He has been a principal of Paradigm Capital LLC for longer than the past five years. Paradigm is involved in private placements, mergers and acquisitions and consulting services to emerging companies, primarily software and satellite based technologies.


Involvement in Certain Legal Proceedings

No officer, director, significant employee, promoter, or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation SB during the past five years.

Compliance with Section 16(a) of the Exchange Act

The only director, officer or beneficial owner of more than 10% of the Company's common shares who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act (Forms 3 and 4) was Bradford
A. Morrow, who became a director of ITI on December 8, 2000.

As to Mr. Morrow, the only failure to file a required report during ITI's most recent fiscal year occurred with respect to Form 3 (Initial Statement of Beneficial Ownership of Securities), which should have been, but was not, filed within ten days after Mr. Morrow became a reporting person, which event occurred on December 8, 2000. Thus as to Mr. Morrow, there was only one transaction not reported on a timely basis, and only one failure to file a required form.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's CEO and the other executive officers of the Company who received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 2000:

                  Annual Compensation       Long-term Compensation Awards
                                              Restricted   Options
                                              Stock        and     Other
Name and Position  Year   Salary    Bonus     Awards       Sar's   Compensation


Robert Neece        1998  $       -   $     -      -           -    $       -
CEO, Director       1999  $     750   $     -      -     250,000    $       -
                    2000  $   2,250   $     -      -     315,000 (1)$       -

Nicholas Denice     1998  $       -   $     -      -          -     $       -
Former CEO, Director1999  $ 104,083   $     -      -     180,000    $       -
                    2000  $  86,333   $     -      -      60,000 (2)$       -

(1)Includes 250,000 options from 1999 plan replaced with options from 2000 plan
(2)Includes 60,000 options from 1999 plan replaced with options from 2000 plan



             OPTION/SAR GRANTS DURING THE LAST FISCAL YEAR

    Name     Number of     % of Total Options/SARS     Exercise
             Securities    Granted to All Employees    Price per    Expiration
             Underlying      For the year 12/31/99     Share        Date
             Options
____________ __________   __________________________  __________  ___________

Robert Neece   185,000                                $0.38       12/8/2005
CEO             65,000             16.7%              $0.38       8/25/2006
                65,000                                $0.18       8/25/2007



Nicholas Denice
(estate)        60,000               3.1%             $0.38       12/8/2005(1)

(1) 120,000 options from the original grant in 1999 were cancelled, since vesting was not achieved.

Information on Replacement Options

In 1999, the company issued a total of 1,355,000 options to purchase common shares at $0.38 per share pursuant to its 1999 Stock Option Plan. The options, when applicable, were intended to qualify as incentive stock options under Internal Revenue Code Section 422. However, due to administrative delays, the 1999 Stock Option Plan was not formally approved by a vote of the shareholders within the time frame specified in IRC Section 422, and consequently, the options were disqualified as to the intended preferential tax treatment. In August 2000, the Board of Directors, acting in its capacity as the Company's compensation committee, authorized the replacement of outstanding 1999 stock options with substantially identical options pursuant to the Company's 2000 Stock Option Plan, with the intention that such plan would be submitted timely to a formal shareholder approval process.


Compensation of Directors

The Company has adopted a policy of paying directors $250 per meeting plus salary. Effective December 1, 2000, all directors except Mr. Neece receive $500 per month salary. Mr. Neece receives $1,000 per month salary.


Employment Agreements

None.


Termination of Employment and Change of Control Arrangements

None.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

As of April 13, 2001, other than certain of its officers and directors, only two persons were known by the Company to own or control beneficially more than five percent of its outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by greater than 5% shareholders, each director and officer of the Company, and by all officers and directors as a group.


                                          Number of Shares
Name and Address of                       Owned Beneficially  Percent of
Beneficial Owner       Title of Class     and of Record       Class (6)
------------------     --------------     ------------------  --------------



Walter G. Fuller        Common Stock       2,974,880(4)          25.4%
217 E. Railroad
P.O. Box 299
Garrett, IN  46738

Sandra K. Leatherman    Common Stock       1,601,820 (8)         13.7%
3345 Fosca St.
Carlsbad, CA 92009

Nicholas Litchin        Common Stock        1,589,760(2)(4)      13.6%
6353 Constitution Ave.
Ft. Wayne, IN  46804

Christopher M. Welch    Common Stock        1,379,410(1)(9)      11.8%
2607 Pirineous Way,#311
Carlsbad, CA  92008

Kelly Manoccio          Common Stock        1,231,610(9)       10.5%
C/o 1945 Camino Vida
Roble, Ste. O
Carlsbad, CA 92009

Robert Neece            Common Stock          523,000(4)         4.5%
c/o 303 East 17th Ave.
Denver, Colorado 80202

George E. McGill
120 Birmingham, #240
Cardiff, CA 92007       Common Stock          439,920(4)(10)     3.8%

Bradford A. Morrow      Common Stock          130,000(7)         1.1%
9025 E. Jenan Dr.
Scottsdale, AZ 85260

Craig Litchin           Common Stock            85,000(5)        0.7%
c/o 1945 Camino Vida
Roble, Ste. O
Carlsbad, CA 92008

Tom Flanagan            Common Stock            70,000(11)       0.6%
c/o 1945 Camino Vida
Roble, Ste. O
Carlsbad, CA 92008

William Wallace         Common Stock            65,120(12)      0.6%
c/o 1945 Camino Vida
Roble, Ste. O
Carlsbad, CA 92008

All Officers and       Common Stock           7,257,090      61.9%(6)
Directors as a Group
(7 persons)

(1) Includes options to purchase 195,000 common shares under the Company's incentive stock option plan
(2) Includes 214,920 shares held of record by L&R Realty, an Indiana general partnership, of which Mr. Litchin is a partner, 699,840 shares held of record by the Litchin Family Partnership, of which Mr. Litchin is a general partner, and 360,000 shares held of record by Mercer Beverage Co., an Ohio corporation, of which Mr. Litchin is the President and of which Mrs. Litchin is a principal shareholder. Mr. Litchin disclaims beneficial ownership of these shares.
(3) Includes options to purchase 60,000 common shares under the Company's incentive stock option plan
(4) Includes options to purchase 315,000 common shares under the Company's incentive stock option plan
(5) Includes options to purchase 85,000 common shares under the Company's incentive stock option plan
(6) Adjusted for the effect of 1,882,500 shares issuable upon exercise of outstanding incentive stock options
(7) Includes options to purchase 130,000 common shares under the Company's incentive stock option plan
(8)   Includes 1,651,820 shares held as trustee of the J&S Trust
(9)   Includes 465,020 shares held as beneficial owner of the Janice Welch
      Trust
(10)  Includes 74,880 shares held as trustee of the JC Trust
(11) Includes options to purchase 70,000 common shares under the Company's incentive stock option plan
(12) Includes options to purchase 50,000 common shares under the Company's incentive stock option plan


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 1999, the Company entered into an agreement with American Registration Systems, Inc., a related party, for the purchase of a patent for $130,000. For the years ended December 31, 2000 and 1999, installments of principal and interest of $25,000 and $10,000, respectively, were paid and $10,087 and $40,810, respectively, were charged to interest expense. Future payments are due in quarterly installments of $5,000, inclusive of interest of 6.61%.

From time to time, the Company has obtained temporary financing from its
directors and officers.   $135,000 was repaid at an interest rate of 8% in
1999. Interest expense recognized in 1999 as payable to directors and officers totaled $1,314.

During 1999 and 2000, the Company leased service vehicles from a company
owned by Kent Litchin, the son of Nicholas Litchin, an ITI Director.   In
2000 and 1999, the Company paid $28,136 each year in lease payments. During December 2000, the Company purchased the Vehicles for $14,089.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements

The following Financial Statements are filed as part of this report:

       Report of Independent Public Accountants

       Balance Sheet - December 31, 2000

       Statements of Operations for the years ended December 31, 2000 and 1999

       Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

       Statements of Cash Flows for the years ended December 31, 2000 and
       1999

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



INTELLECTUAL TECHNOLOGY, INC.


     By:  /s/ Robert Neece
          Robert Neece, Chief Executive Officer
          Date:  April 16, 2001



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                      Date

By:/s/Robert Neece           Chief Executive Officer,
Robert Neece                 Director                         April 16 2001

By:/s/Craig Litchin          Principal Financial and          April 16 2001
Craig Litchin                Accounting Officer, President
                             Treasurer

By:/s/                       Director                         April 16, 2001
Nicholas Litchin

By:/s/George McGill          Secretary                        April 16, 2001
George McGill

By:/s/Walter G. Fuller       Director                         April 16, 2001
Walter G. Fuller

By:/s/Bradford Morrow        Director                         April 16, 2001
Bradford Morrow

By:/s/Christopher M. Welch   Director                         April 16, 2001
Christopher M. Welch

Index to Financial Statements

                                                                   Page


         Report of Comiskey & Company, P.C.
         Independent Public Accountants                           F-1

         Balance Sheet                                            F-2

         Statements of Operations                                 F-3

         Statement of Stockholder's Equity                        F-4

         Statements of Cash Flows                                 F-5

         Notes to Financial Statements                      F-6 through F-14

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited the accompanying balance sheet of Intellectual Technology, Inc. as of December 31, 2000, and the related statements of operations cash flows, and stockholders' equity for each of the years ended December 31, 2000 and . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellectual Technology, Inc. as of December 31, 2000, and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.


Denver, Colorado
February 22, 2001

                                               PROFESSIONAL CORPORATION

                            Intellectual Technology, Inc.
                                   BALANCE SHEET
                                December 31, 2000


   ASSETS
Current Assets
   Cash and cash equivalents                                    $  516,275
   Certificate of deposit                                          128,677
   Accounts receivable                                             296,698
   Accounts receivable - related party                              13,802
   Inventory                                                       328,095
   Deferred tax asset                                               86,000
   Other current assets                                             17,000
   Prepaid expenses                                                119,807
                                                                ----------

      Total current assets                                       1,506,354

Property & Equipment
   Contract equipment                                            6,279,825
   Equipment - non-contract                                         39,535
   Office equipment, furniture and improvements                     37,420
                                                                ----------
                                                                 6,356,780
   Less: Accumulated depreciation                                5,490,582
                                                                ----------

                                                                   866,198

Other Assets
   Patents, net of accumulated
      amortization of $636,059                                     135,828
   Deferred tax assets                                              87,000
   Due from related parties                                         39,092
   Other non-current assets                                          2,545
                                                                ----------

      Total assets                                              $2,636,997
                                                                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                             $  192,814
   Accrued expenses                                                168,763
   Notes payable                                                   157,600
   Due to related party                                             10,646
   Accrued interest payable                                          2,580
                                                                ----------

      Total current liabilities                                    532,403

Other Liabilities
   Long-term debt, net of current portion                          437,873
   Accrued loss, net of current portion                            214,000
   Due to related party - long term                                135,252
                                                                ----------

                                                                   787,125
                                                                ----------

Stockholders' Equity
   Preferred stock, $0.00001 par value, 1,000,000 shares
      authorized, no shares issued or outstanding                       -
   Common stock, $0.00001 par value, 20,000,000 shares
      authorized, 10,000,000 shares issued and outstanding             100
   Additional paid-in capital                                    1,186,250
   Accumulated deficit                                             131,119
                                                                ----------

                                                                 1,317,469
                                                                ----------

      Total liabilities and stockholders' equity                $2,636,997
                                                                ==========


The accompanying notes are an integral part of the financial statements.
                                   F-2

                        Intellectual Technology, Inc.
                          STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2000 and 1999

                                                      2000         1999
                                              ------------   ------------
REVENUES
   Registration decals income                 $  5,995,799   $  5,896,458
   Other revenue                                   166,300        229,293
                                              ------------   ------------

      Total revenues                             6,162,099      6,125,751

COST OF REVENUES
   Depreciation and
      amortization                                   969,005    1,737,339
   Insurance                                          19,290       17,164
   Maintenance                                     1,089,729      683,664
   Materials                                       1,639,821    1,100,482
   Royalties                                               -       36,720
   Property taxes                                      2,573        4,819
                                                  ----------   ----------

 Total cost of revenues                            3,720,418    3,580,638
                                                  ----------   ----------

   Gross profit                                    2,441,681    2,545,113

OPERATING EXPENSES
   Depreciation                                       12,979       28,119
   Amortization of patent                            246,478      331,301
   Selling, general
    & administrative expenses                      1,109,239    1,176,990
   Research & development                            243,546      211,958
                                                  ----------   ----------

                                                   1,612,242    1,748,368
                                                  ----------   ----------

      Income from operations                         829,469      796,745

OTHER INCOME (EXPENSE)
   Interest income                                    44,165       12,069
   Impairment loss, patents                                -   (2,819,942)
   Interest expense                                 (190,468)    (398,014)
   Interest on patent purchase                       (10,087)    (200,810)
                                                  ----------   ----------

      Loss before income taxes                       673,049   (2,606,952)

   Income tax (expense) benefit                     (217,667)   2,061,282
                                                  ----------   ----------

   Income (loss) before
      extraordinary item                             455,382     (545,670)

   Extraordinary gain, net
      of income taxes of $1,919,000                        -    2,896,702
                                                  ----------   ----------

      NET INCOME                                     455,382    2,351,032
                                                  ==========   ==========


   Income (loss) per share: (Basic)
    Income (loss) before
      extraordinary
      item                                       $      0.05  $     (0.05)
    Extraordinary item,
      net of tax                                 $         -  $      0.29
                                                  ----------   ----------
    Net income (loss)                            $      0.05  $      0.24
                                                  ==========   ==========

      Weighted average number
        of shares outstanding                     10,000,000   10,000,000
                                                  ==========   ==========

The accompanying notes are an integral part of the financial statements.

                              Intellectual Technology, Inc.
                           STATEMENT OF STOCKHOLDERS' EQUITY
                     For the years ended December 31, 2000 and 1999


                   Common Stock     Additional
               -----------------                   Retained earnings
              Number                paid-in        (Accumulated
              of shares   Amount    capital        deficit)       Totals
              ---------   -----   -----------   ------------    -------------

Balances as
  of January
  1, 1999    10,000,000  $ 100   $ 1,186,250   $ (2,675,295)   $ (1,488,945)

Net income          -      -             -        2,351,032       2,351,032
             ----------  -----   -----------   ------------    ------------

Balances as
  of December
  31, 1999   10,000,000    100     1,186,250       (324,263)        862,087

Net income          -      -             -          455,382         455,382
             ----------  -----   -----------   ------------    ------------

Balances as
  of December
  31, 2000   10,000,000  $ 100   $ 1,186,250   $    131,119    $  1,317,469
            ==========  =====   ===========   ============    =============

The accompanying notes are an integral part of the financial statements.
                                   F-4

                               Intellectual Technology, Inc.
                                 STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 2000 and 1999


                                                  2000            1999
                                               ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $   455,382     $ 2,351,032
Adjustments to reconcile net income to net
   cash flows from operating activities:
    Amortization                                  246,478         332,560
    Depreciation                                  981,984       1,764,199
    Deferred tax credits                           10,000        (183,000)
    Effect of ARS Recission                             -      (1,998,760)
    Changes in components
     of working capital:
      Certificate of deposit                      (28,677)       (100,000)
      Accounts receivable                          48,107        (201,962)
      Inventory                                    23,304         (89,354)
      Prepaid expenses                            (33,739)        (61,052)
      Notes receivable/employee advances           (1,860)        (37,212)
      Deposits and other assets                    55,043          20,805
      Accounts payable                                166        (304,183)
      Accrued expenses and interest               285,885         147,136
                                              -----------     -----------

      Net cash flows from
       operating activities                     2,042,073       1,640,209

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of non-contract equipment             (26,509)        (14,922)
   Investment in contract costs
      and equipment                              (304,826)       (674,687)
                                              -----------      ----------

      Net cash flows from
        investing activities                     (331,335)       (689,609)

CASH FLOWS FROM FINANCING ACTIVITIES
   New borrowings                                       -       1,335,937
   Debt repayments                             (1,700,186)     (1,823,571)
   Loan costs                                           -        (142,000)
                                              -----------      ----------

      Net cash flows from
        financing activities                   (1,700,186)       (629,634)
                                              -----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          10,552         320,966

CASH AND CASH EQUIVALENTS, beginning of period    505,723         184,757
                                              -----------      ----------

CASH AND CASH EQUIVALENTS, end of period      $   516,275      $  505,723
                                              ===========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for interest     $   159,372      $  351,871
                                              ===========      ==========
   Cash paid during the year for income taxes $   241,640      $   14,461
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.
                                   F-5

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



1.     Description of Business and Summary of Significant Accounting
       Policies
     Corporate History
Intellectual Technology, Inc. ("ITI," "the Company") was incorporated in the State of Delaware under the name Bridgestone Corp. on December 1, 1989. Image Technology, Inc., a Nevada corporation ("ITI Nevada") was formed on April 23, 1992 to engage in the design, manufacture, and sale of systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. On March 12, 1997, the shareholders of ITI Nevada, in a transaction accounted for as a reverse acquisition, exchanged all of the outstanding common stock of ITI Nevada for 450,000,000 shares of the common stock of Bridgestone Corp. As a result of this transaction, ITI Nevada shareholders acquired collectively a 90% interest in Bridgestone Corp., and ITI Nevada became a wholly-owned subsidiary of Bridgestone Corp. Bridgestone Corp. had completed a public offering of common stock and warrants in 1990. In April 1997, Bridgestone Corp. changed its name to Intellectual Technology, Inc. and effected a 1 for 50 reverse stock split. References in this report to the Company and to ITI are references to Intellectual Technology, Inc., a Delaware corporation, and its predecessor and wholly owned subsidiary, ITI Nevada, on a consolidated basis.

Description of Business
ITI is engaged in the design, manufacture, and sale or lease of equipment for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. The Company's printing systems are currently installed in the states of Indiana, Maryland, and South Dakota. The printing system is designed as a stand-alone unit, which is used as such in individual motor vehicle registration offices and mailrooms, and has also been incorporated into a self-service terminal ("SST") assembly.

Effective November 1, 1996, the Company entered into a lease with the Indiana Bureau of Motor Vehicles Commission ("BMVC") for a period of three years, with a renewal clause for an additional year. This lease has been extended through October 2002. The lease requires ITI to provide the necessary equipment and media to print registrations and decals, and to support and maintain the equipment during the period of the contract. ITI will receive an all-inclusive per transaction lease fee for these services.

Effective November 15, 1998, the Company entered into a Letter of Agreement for Consultant Services with the South Dakota Department of Revenue for the lease of ITI printing systems. This agreement commences April 1, 1999 and ends March 31, 2004. The lease requires ITI to provide the equipment and media necessary to print registrations and decals, and to support and maintain the equipment during the period of the contract. ITI will receive an all-inclusive per transaction lease fee for these services.

ITI printer systems were sold in Maryland on a subcontract basis for use in SST installations in that state. ITI currently supplies the media for these printers.

In 1996, the Company had also purchased the rights to a contract with the state of New Hampshire to provide drivers' licenses. These amounts were billed on a per transaction basis through September 30, 1999.

Significant Accounting Policies
Principles of Consolidation
Unless otherwise indicated, all references to "the Company" in these financial statements are references to Intellectual Technology, Inc. and its wholly owned subsidiary, Image Technology, Inc. Intercompany transactions have been eliminated in consolidation.

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



1. Description of Business and Summary of Significant Accounting Policies (continued)
     Cost Recovery - Equipment and Contract Costs
Leased contract equipment costs have been capitalized, and include the manufactured cost of the printers and SST's, operating software, installation, freight, packaging, contract startup costs, and other costs incidental to making the equipment operational.

All costs are recovered in the ratio that transactions to date bear to total estimated transactions over the contract term. For purposes of hardware and software costs, the Company is using the transactions expected over the period of the Indiana Contract, plus the three years of renewal, for a total of six years. Installation and other costs which are directly associated with the state of Indiana projects were depreciated using the projected number of transactions for the initial three-year contract period only.

The amount of cost recovery (depreciation) charged to operations in the current period is based on management's assumptions. Significant additional transactions may occur throughout the remaining term of the contract. Differences in actual results from those estimated by management could materially accelerate the rate of cost recovery charged to operations.

Significant project management costs paid in advance have been deferred, and are amortized on a per transaction basis based on the expected transaction volume over the period of the project management contract.

Repairs and Maintenance
Maintenance costs are expensed as incurred. All costs associated with maintenance contracts are prorated over the period of the maintenance contract.

Inventory
Inventory consists of media (tag stock paper, ribbon, and decals) used to produce the motor vehicle registration forms and decals. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Non-contract Equipment
Cost of equipment used in operations has been capitalized and is depreciated using the declining balance method over useful lives of 3 to 7 years.

Intangibles
Patent costs are capitalized, and are amortized over the remaining useful life of the patent, which had been 17 years from issue. However, as of June 30, 1999, the lives of these patents were reduced to 16 months, which was the expected remaining useful life of the technology.

Certain costs to obtain debt financing have been deferred and are amortized over the length of the loan using the effective interest rate method.

Research and Development
Research and development costs are expensed as incurred.

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



1. Description of Business and Summary of Significant Accounting Policies (continued)
     Cash and Equivalents
For purposes of the statements of cash flows, the Company considers highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

Significant Concentrations
For the years ended December 31, 2000 and 1999, revenue from registration decals accounted for 97% and 96% of total revenues, and was derived from two contracts.

From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2000 was approximately $473,000.

Earnings per Share
Basic earnings per share are computed using the weighted average number of shares outstanding. Shares issued in the stock transfer and exchange described in Note 7 are considered outstanding for all periods presented. The effect of outstanding options and warrants would be antidilutive and, consequently, diluted earnings per share have not been presented.

Fair Value of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

2.      Working Capital
At December 31, 2000, the working capital of the Company was $973,951 and the current ratio was 2.83 to 1.

Under the Company's current financing arrangement, receivables from certain contracts have been assigned to the note holder. The amount of monthly cash flow from the contracts is remitted net to the Company after debt service is satisfied.

3.   Related Party Transactions
Amounts charged to operations for royalty to a related party were $-0- and $36,720 for the years ended December 31, 2000 and 1999, respectively. (see
Note 8)

From time to time, the Company has obtained temporary financing from its directors and officers. A total of $-0- for 2000 and $135,000 for 1999 was repaid at an interest rate of 8%. Interest expense recognized in 2000 and 1999 as payable to directors and officers totaled $-0- and $1,314, respectively.

The Company also obtained certain temporary financing from shareholders or parties related to shareholders. The average interest rate on these obligations was 8%. At December 31, 2000 and 1999, principal amounts owed to shareholders totaled $-0- and $5,801, and accrued interest was $-0- and $32, respectively. The amount of interest expense on these notes totaled $223 for 2000 and $3,083 for 1999.

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



3.     Related Party Transactions (continued)
As of April 2000, the Company rents office space for $650 a month from a company whose significant ownership is also a related party. For the year ended December 31, 2000, $5,949 was paid for rents and other reimbursable expenses.

The Company leases service vehicles from a company owned by a relative of one of ITI's directors. The lease called for monthly payments of $2,233. During December 2000, the Company purchased the remainder of the leases.

As of September 1999, the Company entered into an agreement with ARS, for the purchase of a patent for $130,000 plus accrued interest. For the years ended December 31, 2000 and 1999, $14,913 and $10,000 of this amount were repaid, and $10,087 and $40,810 were charged to interest expense, respectively. The remainder of the payable, $145,898 including accrued interest, is due in quarterly installments of $5,000, inclusive of interest of 6.61%.

For the year ended December 31, 2000, the Company has two related party receivables totaling $39,072.

As of December 31, 2000, the Company had a receivable from an officer in the amount of $13,802. As of February 2001, this amount has been repaid.

4.      Notes Payable and Long-term Debt
The Company is obligated under the following notes at December 31, 2000:

                                                Short-term         Long-term

10.4% Installment notes, secured by
miscellaneous equipment and the assignment
of certain accounts receivable, principal and
interest payable in monthly installments of
$17,680.  Matures April 2004.                    $  161,868     $   433,605

Scheduled note maturities on debt over the next five years and in the aggregate are as follows:

              For the year ended
              December 31,                   Amount

              2001                     $        161,868
              2002                              178,166
              2003                              196,106
              2004                               59,333
              Thereafter                              -

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



5.     Leases
The Company leases for its own use office space, vehicles, and office equipment under non-cancelable operating leases expiring in the years 2000 to 2002. During 1999, the Company relocated its corporate offices to Carlsbad, California. The Company continues to be obligated under its former office lease through September 15, 2001.

Future minimum lease payments on non-cancelable operating leases over the next five years are as follows:

                For the year ended
                December 31,                      Amount

                2001                     $            74,226
                2002                                  18,763
                Thereafter                                 -

Rent expense for the years ended December 31, 2000 and 1999 was $75,481 and $88,370, respectively, net of sublease income of $25,474 and $6,305 in 2000 and 1999.

6.     Income Taxes
The components of the provision for income taxes are as follows:

                                              2000                  1999

        Current federal income tax
        expense (benefit)                     $  155,000       $ (1,009,000)
        Reversal of valuation allowance                -           (910,000)
        State and local income taxes currently
            paid or payable                       52,667             40,718
        Deferred tax increase (decrease)          10,000           (183,000)


        Income tax expense (benefit)          $   217,667      $ (2,061,282)

For the year ended December 31, 1999, and with regard to a transaction more fully described in Note 8, the Company re-evaluated its likelihood of using its net operating losses, and determined that it was more likely than not that they would be used. As a result, the Company has recorded a deferred tax asset for the year ended December 31, 1999.

The Company has $115,000 in unamortized startup costs deductible for income tax purposes in 2001 and $310,000 of projected losses deductible for income tax purposes in 2001, 2002, 2003, and 2004. The Company also has approximately $12,000 in California Credits for Increasing Research Activities available to offset future California taxable income and related tax. The following are the components of the Company's deferred tax assets and liabilities:

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



6.     Income Taxes (continued)

                                                  2000             1999
       Non-benefited net operating loss
            Carryforwards                    $        -      $    44,000
            Unamortized startup costs            43,000           93,000
            Projected losses                    118,000                -
            Research and development credits     12,000           46,000

       Total deferred tax assets             $  173,000      $   183,000

       Deferred tax liabilities              $        -      $         -

Reconciliation between statutory federal income tax rate and the effective income tax rates based on income before income taxes and extraordinary items:

                                                  2000             1999

        Statutory federal income tax rate         34.0%             (34.0)%
        Federal income tax credits                (9.5)%             (1.3)%
        State income taxes, net of federal
        tax benefit                                7.8%              (8.8)%
        Valuation allowance                         - %             (34.9)%

        Effective income tax rates                32.3%             (79.1)%

7.      Stockholders' Equity
Preferred Stock
At December 31, 2000, the Company has authorized a total of 1,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors. No preferred shares are outstanding, nor have any series of preferred shares been designated.

Common Stock
At December 31, 2000, a total of 20,000,000 shares of $0.00001 par value common stock were authorized, and 10,000,000 were issued and outstanding.

Warrants
The Company has outstanding warrants to purchase common shares as follows:

   Number            Type           Exercise      Expiration
of Warrants         of Warrant        Price           Date

  200,000           Class A       $ 12.50/share     4/17/02
  200,000           Class B       $ 12.50/share     4/17/02

The warrants are callable at $0.0001 by the Board of Directors with 30 days written notice. The warrants may only be exercised with a current registration statement in effect.

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



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

Stock Options
In a transaction more fully described in Note 9, the Company issued 1,882,500 stock options to purchase shares of stock in the Company at $0.38 and $0.18 per share.

Stockholders Equity and Comprehensive Income
SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                        December 31, 2000



9.     Stock Option Plan
On December 8, 2000, the directors of Intellectual Technology, Inc. issued options under the 2000 Stock Option Plan ("2000 Plan") consisting of a pool of 2,500,000 incentive stock options and non-statutory stock options. This pool of share options will be reduced by the shares issued upon the exercise of the options issued under the 1999 Stock Option Grant Plan ("1999 Plan"). The 1999 Plan will remain in full effect until no options awarded under this plan remain outstanding. As of December 31, 2000, 5,000 non-qualified options issued under the 1999 Plan remain outstanding, 170,000 incentive stock options were forfeited and the remaining 1,350,000 incentive stock options outstanding as of December 31, 1999 have been voluntarily relinquished and reissued with substantially the same exercise features under the 2000 Plan.

A summary of option activity is as follows (all values restated for stock splits):

                                        Weighted                    Weighted
                        Shares          Average                     Average
                        Under           Exercise      Options       Exercise
                        Option          Price         Exercisable   Price
                        ---------       --------      -----------   --------

December 31, 1998               -       $      -                -   $      -

Options granted         1,525,000           0.38          600,000       0.38
Option exercised                -                               -
                        ---------       --------      -----------   --------
Options outstanding as of
     December 31, 1999  1,525,000       $   0.38          600,000   $   0.38

Options granted           527,500           0.18                -       0.18
Previous options vesting        -           0.38          377,500       0.38
Options forfeited        (170,000)          0.38                -       0.38
Options exercised               -             -                 -        -

Options outstanding as of
     December 31, 2000  1,882,500       $   0.32          977,500   $   0.38

Options have an exercise prices of $0.38 and $0.18 per share.

All of the options granted expire at various times over a period of five years from the date of grant in the case of significant shareholders and five years from the date of vest for all others and have the following vesting characteristics:

     Number of options     Vesting period    Vested at December 31, 2000

       977,500               Immediately         977,500
       442,500               1 year                    -
       462,500               2 years                   -

     1,882,500                                   977,500

                        INTELLECTUAL TECHNOLOGY, INC.
                        Notes to Financial Statements
                             December 31, 2000



9.     Stock Option Plan (continued)
Pro Forma Disclosure
The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation costs were recorded for options issued at prices which reflect no intrinsic value at the grant or modification date. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net income would have been decreased to the pro forma amounts as follows for the years ending December 31:

                               1999                             1998
                    --------------------------     ---------------------------
                    As            Pro              As              Pro
                    Reported      Forma            Reported        Forma
                    -----------   ------------     -----------     -----------

Net Income       $   495,472    $  440,589       $ 2,351,032    $ 2,268,547

Net income
   per share     $     0.05      $    0.04       $      0.24    $   0.23

The average fair value of options granted during fiscal 2000 was $0.0558. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 7.0 percent for fiscal 2000; expected life of 602 days; dividend yield percentage of 0%; and volatility of 279% for the year ended December 31, 2000.