Form 10QSB
period 2001-03-31
INTELLECTUAL TECHNOLOGY INC
filed 2001-05-15
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:    March 31, 2001

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

As of May 11, 2001, 9,842,681 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-




                                    INDEX

                                                                 Page
                                                                Number

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheet, March 31, 2001                                1

     Statements of Operations and Accumulated Deficit
      (Unaudited) for the three month periods ended
       March 31, 2001 and 2000                                    2

     Statements of Cash Flows (Unaudited) for the three
      months ended March 31, 2001 and 2000                        3

     Notes to financial statements                                4

     Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations            5-7

PART II.    OTHER INFORMATION                                     8

        Signatures                                                9

                        Intellectual Technology, Inc.
                                Balance Sheet
                               March 31, 2001
                                 (unaudited)


 ASSETS

 Current Assets
 Cash and cash equivalents                          $     454,966
 Accounts receivable                                      722,023
 Inventory                                                380,875
 Deferred tax asset                                        75,500
 Prepaid expenses                                          88,160
                                                          -------

 Total current assets                                   1,721,524

 Property & Equipment
 Contract equipment                                     6,485,509
 Equipment - non-contract, office, furniture and
   improvements                                            78,626
                                                        ---------
                                                        6,564,135
 Less: Accumulated depreciation                         5,566,477
                                                        ---------
                                                          997,658

 Other Assets
 Patents, net of
   accumulated amortization                               117,489
 Deferred tax asset                                        81,100
 Due from related parties                                  30,298
 Other non-current assets                                   2,545
                                                        ---------
 Total assets                                        $  2,950,614
                                                        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                   $     262,595
 Income taxes payable                                     134,336
 Accrued expenses and reserves                            123,927
 Note payable                                             161,733
 Due to related party                                      10,791
                                                        ---------
 Total current liabilities                                693,382

 Other Liabilities
 Long-term debt, net of current portion                   395,856
 Accrued loss reserve, net of current portion             205,593
 Due to related party - long term                         132,696
                                                        ---------
                                                          734,145
                                                        ---------
 Stockholders' Equity
 Preferred stock, $0.00001 par value, 10,000,000
   shares authorized,  no shares issued or outstanding          -
 Common stock, $0.00001 par value, 20,000,000 shares
  authorized, 9,842,681 shares issued and outstanding          98
 Additional paid-in capital                             1,154,452
 Retained earnings                                        368,537
                                                        ---------
                                                        1,523,087
                                                        ---------
 Total liabilities and stockholders' equity          $  2,950,614
                                                        =========
   The accompanying notes are an integral part of the financial statements.
                                      1

                        Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                             (unaudited)

                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
REVENUES
  Sales, net                            $   1,412,757   $    1,942,360

COST OF REVENUES
  Depreciation and amortization                72,836          457,762
  Material costs                              355,523          348,658
  Maintenance and other                       246,253          268,987
                                         ------------    -------------
    Total cost of revenues                    674,612        1,075,407
                                         ------------    -------------
      Gross profit                            738,145          866,953

OPERATING EXPENSES
  Selling, general and administrative         270,033          298,095
  Research and development                     44,663           32,872
  Depreciation and amortization                18,464          110,224
                                         ------------    -------------

      Total operating expenses                333,160          441,191
                                         ------------    -------------
      Income from operations                  404,985          425,762

OTHER INCOME (EXPENSE)
  Interest income                               6,122            6,105
  Interest expense                            (20,789)         (71,038)
                                         ------------    -------------
      Net income before income taxes          390,318          360,829

  Income taxes                               (152,900)        (138,573)
                                         ------------    -------------
       NET INCOME                             237,418          222,256

Retained earnings (Accumulated deficit)
       Balance, beginning of period           131,119         (324,263)
                                         ------------    -------------
       Balance, end of period           $     368,537   $     (102,007)
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.02   $         0.02
                                         ============    =============
INCOME PER SHARE - DILUTED              $        0.02              N/A
                                         ============    =============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - BASIC           9,923,711       10,000,000
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - DILUTED        10,053,211              N/A
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   2





                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES    $     209,369   $      502,767

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of non-contract equipment           (1,671)          (1,067)
  Investment in contract costs and equipment (205,685)          (1,215)
                                         ------------    -------------
      Net cash flows from
        investing activities                 (207,356)          (2,282)

CASH FLOWS FROM FINANCING ACTIVITES
  Repayment by related party                    8,774                -
  Debt repayments                             (40,296)        (409,972)
  Redemption of common stock                  (31,800)               -
                                         ------------    -------------
      Net cash flows from
        financing activities                  (63,322)        (409,972)
                                         ------------    -------------

NET INCREASE (DECREASE) IN CASH               (61,309)          90,513

CASH AND CASH EQUIVALENTS,
  beginning of period                         516,275          505,723
                                         ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                         $     454,966   $      596,236
                                         ============    =============


The accompanying notes are an integral part of the financial statements.
                                   3

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


1.	Management's representation of interim financial information
The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, as necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000.

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

Plan of Operations and Background

The Company (ITI) designs, manufactures, and leases systems for the automated preparation and dispensing of motor vehicle registration forms and license plate decals. ITI refers to the materials used in the preparation of the vehicle forms and decals as "media". Until 1996, ITI was principally engaged in research and development of its products and generated only limited operating revenues. In November 1996, the Company entered into a three-year lease agreement with the State of Indiana, to provide printer equipment and self-service terminals for production of the State's vehicle registrations. The revenue from this lease agreement is billed on a per transactions basis and includes the media, equipment maintenance and some software updates. This contract has been extended through October 2002. The self-service terminals (SST's) are fully automated and do not require State personnel to be present during the renewal process. Some of these SST's are located in shopping malls. ITI has also developed Customer Convenience Centers for use in the motor vehicle offices, which allow for automated transactions, but are attended by a State employee. ITI is presently negotiating for the sale or lease of this equipment. ITI also has an agreement to sell printers and media to the prime contractor for the State of Maryland motor vehicle offices, although this has not been a significant source of revenue. In March 1999, ITI entered into a five-year contract with South Dakota to supply printer equipment, equipment and software maintenance and media on a per transaction basis. During the quarter ended March 31, 2001, ITI entered into a subcontractor agreement as part of a contract with the State of Louisiana to provide printer equipment, software and equipment maintenance, and media to produce the State's motor vehicle registrations. ITI does not expect to realize significant revenue from this contract until the second quarter of 2001.


Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the three months ended March 31, 2001, contract revenues decreased from $1,942,000 for the three months ended March 31, 2000, to $1,413,000, a decrease of $529,000 or 27%. This decrease in revenue is due primarily to a transaction price decrease in a contract.
                                      5

Item 2. (cont.)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Gross profit for the three month comparisons decreased from $867,000 (44.6% of sales) to $738,000 (52.2% of sales) as a result of the aforementioned price decrease. The gross profit percentage increased due to the effect of the price decrease in the contract being offset, on a percentage basis by: (1) decreased contract depreciation due to changes in the contract equipment life; and, (2) lower maintenance costs due to lower software costs.

Operating expenses decreased 24.5% from $441,000 for the three months ended March 31, 2000, to $333,000 in 2001, a decrease of $108,000.
Selling, general and administrative expenses decreased from $298,000 to $270,000, a decrease of $28,000 or 9.4% primarily due to lower payroll resulting from an employee termination and the death of two employees (- $92,000) offset by: (1) less payroll in 2001 versus 2000 attributable to research and development efforts by existing employees ($18,000), raises to existing personnel ($5,000), increased expense of a managing Board of Directors ($15,000); and (2) increased general and administrative expenses in several areas ($26,000). Depreciation and amortization decreased from $110,000 for the three months ended March 31, 2000 to $18,000 in 2001, a decrease of $92,000 due to re-evaluation of the remaining useful lives of the Company's patents. Research and development expenses for the three months ended March 31, 2001 and 2000 were $45,000 and $33,000, respectively, representing 3.2% and 1.7% of sales, respectively. The increase from last year reflects the addition of an employee. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $71,000 in 2000 to $21,000 in 2001, a decrease of $50,000, reflecting the pay down of equipment financing.

                                      6

Item 2. (cont.)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Liquidity and Capital Resources

During the last two fiscal years, the Company has been able to use cash flow from operations to repay debt and, as a result has generated significant increases in working capital. As of March 31, 2001, the Company has working capital of $1,028,000 versus $398,000 as of March 31, 2000, an improvement of $630,000. Certain equipment financing with a monthly payment of $134,695 was fully paid off in December 2000. The Company's remaining debt service consists of contract financing with a monthly payment of $17,680 ($212,000) per year) through April 2004 and a patent purchase payment of $5,000 per quarter ($20,000 per year) through March 2011. For the remainder of 2001, the Company expects to spend another $70,000 on contract equipment for contracts in effect as of December 31, 2000 and expects to pay its debt and capital equipment obligations from internally generated cash flows.

In connection with its expanding contract base, the Company expects to incur additional capital expenditures in 2001, which will be funded from both internal cash flows and external financing from lenders with whom the Company has established relationships.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                       Three months ended March 31,
                                                   (rounded)
                                          2001               2000

Operating Activities                  $ 209,000         $   503,000
Investing Activities                   (207,000)             (2,000)
Financing Activities                    (63,000)           (410,000)

Net effect on cash                    $ (61,000)        $    91,000


Cash flows provided by operations decreased from $503,000 in 2000 to $209,000, a decrease of $294,000 due to lower gross profit before depreciation. Cash flows used in investing activities increased from $2,000 in 2000 to $207,000 in 2001 due to: (1) Continued installation of equipment for existing contracts ($33,000); (2) New contract startup costs ($44,000); and (3) Purchase of printers to satisfy purchase commitments for future contract use ($129,000). Net cash used in financing activities decreased from $410,000 in 2000 to $63,000 in 2000 due to payoff of significant debt service in December 2000. Under the Company's current financing arrangement, certain contract receivables have been assigned to the note holder. The amount of monthly cash flows from a contract is remitted net to the Company after debt service is satisfied.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 3.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits

              None

      (b)     Reports on Form 8-K

              None

                                      8


                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTELLECTUAL TECHNOLOGY, INC.


By:                                     /S/ Craig Litchin
                                        By: Craig Litchin
                                           Principal Financial Officer
                                           Date:  May 15, 2001