Form 10QSB
period 2001-06-30
INTELLECTUAL TECHNOLOGY INC
filed 2001-08-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:    June 30, 2001

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

As of August 7, 2001, 9,842,681 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-






                                    INDEX

                                                                 Page
                                                                Number

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheet, June 30, 2001                                1

     Statements of Operations (Unaudited) for the
       three and six month periods ended
       June 30, 2001 and 2000                                    2-3

     Statements of Cash Flows (Unaudited) for the six
      months ended June 30, 2001 and 2000                         4

     Notes to financial statements                                5

     Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations            6-7

PART II.    OTHER INFORMATION                                     8

        Signatures                                                9






                        Intellectual Technology, Inc.
                                Balance Sheet
                                June 30, 2001
                                 (unaudited)


 ASSETS

 Current Assets
 Cash and cash equivalents                          $     673,227
 Accounts receivable                                      450,925
 Inventory                                                463,055
 Deferred tax asset                                        64,500
 Prepaid expenses                                          83,833
                                                          -------

 Total current assets                                   1,735,540

 Property & Equipment
 Contract equipment                                     7,087,204
 Equipment - non-contract, office, furniture and
   improvements                                            79,208
                                                        ---------
                                                        7,168,412
 Less: Accumulated depreciation                         5,676,703
                                                        ---------
                                                        1,487,709

 Other Assets
 Patents, net of
   accumulated amortization                               102,115
 Deferred tax asset                                        65,469
 Due from related parties                                  30,298
 Other non-current assets                                   2,419
                                                        ---------
 Total assets                                        $  3,423,550
                                                        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                   $     681,684
 Income taxes payable                                      65,689
 Accrued expenses and reserves                            154,813
 Note payable                                             165,975
 Due to related party                                      10,970
                                                        ---------
 Total current liabilities                              1,079,131

 Other Liabilities
 Long-term debt, net of current portion                   352,738
 Accrued loss reserve, net of current portion             197,570
 Due to related party - long term                         129,707
                                                        ---------
                                                          680,015
                                                        ---------
 Stockholders' Equity
 Preferred stock, $0.00001 par value, 10,000,000
   shares authorized,  no shares issued or outstanding          -
 Common stock, $0.00001 par value, 20,000,000 shares
  authorized, 9,842,681 shares issued and outstanding          98
 Additional paid-in capital                             1,154,452
 Retained earnings                                        509,854
                                                        ---------
                                                        1,664,604
                                                        ---------
 Total liabilities and stockholders' equity          $  3,423,550
                                                        =========
   The accompanying notes are an integral part of the financial statements.
                                      1





                        Intellectual Technology, Inc.
                           STATEMENTS OF OPERATIONS
                             (unaudited)

                                               For the quarter
                                                ended June 30,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
REVENUES
  Sales, net                            $   1,261,739   $    1,796,648

COST OF REVENUES
  Depreciation and amortization               108,820          391,442
  Material costs                              330,423          387,805
  Maintenance and other                       249,326          279,566
                                         ------------    -------------
    Total cost of revenues                    688,569        1,058,813
                                         ------------    -------------
      Gross profit                            573,170          737,835

OPERATING EXPENSES
  Selling, general and administrative         291,154          310,357
  Research and development                     17,315           54,332
  Depreciation and amortization                18,811           80,597
                                         ------------    -------------

      Total operating expenses                327,280          445,286
                                         ------------    -------------
      Income from operations                  245,890          292,549

OTHER INCOME (EXPENSE)
  Interest income                               6,120            8,709
  Interest expense                            (21,686)         (57,451)
                                         ------------    -------------
      Net income before income taxes          230,324          243,807

  Income tax expense                           89,007           85,242
                                         ------------    -------------
       NET INCOME                             141,317          158,565

Retained earnings (Accumulated deficit)
       Balance, beginning of period           368,537         (102,007)
                                         ------------    -------------
       Balance, end of period           $     509,854   $       56,558
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.01   $         0.02
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - BASIC           9,923,711       10,000,000
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   2



                        Intellectual Technology, Inc.
                           STATEMENTS OF OPERATIONS
                             (unaudited)

                                              For the six months
                                                ended June 30,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
REVENUES
  Sales, net                            $   2,674,496   $    3,739,008

COST OF REVENUES
  Depreciation and amortization               181,656          849,204
  Material costs                              685,946          736,463
  Maintenance and other                       495,579          548,553
                                         ------------    -------------
    Total cost of revenues                  1,363,181        2,134,220
                                         ------------    -------------
      Gross profit                          1,311,315        1,604,788

OPERATING EXPENSES
  Selling, general and administrative         561,188          608,452
  Research and development                     61,979           87,204
  Depreciation and amortization                37,275          190,821
                                         ------------    -------------

      Total operating expenses                660,442          886,477
                                         ------------    -------------
      Income from operations                  650,873          718,311

OTHER INCOME (EXPENSE)
  Interest income                              12,243           14,814
  Interest expense                            (42,474)        (128,489)
                                         ------------    -------------
      Net income before income taxes          620,642          604,636

  Income tax expense                          241,907          223,815
                                         ------------    -------------
       NET INCOME                             378,735          380,821

Retained earnings (Accumulated deficit)
       Balance, beginning of period           131,119         (324,263)
                                         ------------    -------------
       Balance, end of period           $     509,854   $       56,558
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.04   $         0.04
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - BASIC           9,923,711       10,000,000
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   3






                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                               For the six months
                                                 ended June 30,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES    $   1,074,408   $    1,130,260

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of non-contract equipment           (5,070)          (3,840)
  Investment in contract costs and equipment (807,379)        (266,363)
                                         ------------    -------------
      Net cash flows from
        investing activities                 (812,449)        (270,203)

CASH FLOWS FROM FINANCING ACTIVITES
  Repayment by related party                    8,774                -
  Debt repayments                             (81,981)        (835,665)
  Redemption of common stock                  (31,800)               -
                                         ------------    -------------
      Net cash flows from
        financing activities                 (105,007)        (835,665)
                                         ------------    -------------

NET INCREASE IN CASH                          156,952           24,392

CASH AND CASH EQUIVALENTS,
  beginning of period                         516,275          505,723
                                         ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                         $     673,227   $      530,115
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


                                       5





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

Plan of Operations and Background

The Company (ITI) designs, manufactures, and leases systems for the automated preparation and dispensing of motor vehicle registration forms
and license plate decals.   Revenue is earned through per transaction
billings which include the media, equipment maintenance and software updates and also through outright sales of equipment and supplies. ITI contracts directly with States and indirectly though subcontract arrangements with third parties. ITI markets basic printing systems for use by Motor Vehicle Department personnel, fully automated self-service terminals, and newly developed Customer Convenience Centers for use in the motor vehicle offices, which allow for automated transactions, but are partially attended by a State employee.

Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the six months ended June 30, 2001, contract revenues decreased from $3,739,000 for the six months ended June 30, 2001, to $2,674,000, a decrease of $1,065,000 or 28.5%. This decrease in revenue is due primarily to scheduled transaction price decreases.

Gross profit for the six month comparisons decreased from $1,605,000 in 2000 (42.9% of sales) to $1,311,000 (49% of sales) in 2001 as a result of the aforementioned price decrease. The gross profit percentage increased due to the effect of the price decrease in the contract being offset, on a percentage basis by: (1) decreased contract depreciation due to changes in the contract equipment life; and, (2) lower maintenance costs due to lower software support costs.

Operating expenses decreased 25.5% from $886,000 for the six months ended June 30, 2000, to $660,000 in 2001, a decrease of $226,000. Selling, general and administrative expenses decreased from $608,000 to $561,000, a decrease of $47,000 or 7.7% primarily due to lower payroll resulting from an employee termination and the death of two employees (-$191,000) partially offset by
(1) lower research and development payroll in 2001 versus 2000 ($37,000),
(2) raises to existing personnel ($10,000), increased expense of a managing Board of Directors ($26,000), new hires ($39,000); and (2) increased general and administrative expenses in several areas ($32,000 or 14%). Depreciation and amortization decreased from $191,000 for the six months ended June 30, 2001 to $37,000 in 2000, a decrease of $154,000 due to re-evaluation of the remaining useful lives of the Company's patents and equipment. Research and development expenses for the six months ended June 30, 2001 and 2000 were $62,000 and $87,000, respectively, representing 2.3% of sales for both periods. This decrease from last year reflects the redirection of efforts of existing employees from research and development to product applications for new and potential contracts. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $128,000 in 2000 to $42,000 in 2001, a decrease of $86,000, reflecting the pay down of equipment financing.

                                       6



Item 2. (cont.)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Liquidity and Capital Resources

During the last two fiscal years, the Company has been able to use cash flow from operations to substantially reduce long term debt. Certain equipment financing with a monthly payment of $134,695 was fully paid off in December 2000. The Company's remaining debt service consists of contract financing with a monthly payment of $17,680 ($212,000) per year) through April 2004 and a patent purchase payment of $5,000 per quarter ($20,000 per year) through March 2011. For the remainder of 2001, the Company expects to spend another $50,000 on contract equipment for contracts in effect as of December 31, 2000 and expects to pay its debt and capital equipment obligations from internally generated cash flows.

In connection with its expanding contract base, the Company expects to incur additional capital expenditures of $200,000 for the remainder of 2001, which will be funded from both internal cash flows and external financing from lenders with whom the Company has established relationships.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:


                                       Six months ended June 30,
                                                   (rounded)
                                          2001               2000

Operating Activities                 $1,074,000         $ 1,130,000
Investing Activities                   (812,000)           (270,000)
Financing Activities                   (105,000)           (836,000)

Net effect on cash                    $ 157,000         $    24,000




Cash flows provided by operations decreased from $1,130,000 in 2000 to $1,074,000, a decrease of $56,000 due to lower net profit before depreciation and non-cash adjustments of $1,006,000 offset by a decreases in working capital components of $950,000 from 2000. The major changes in working capital components were: (1) a reduction in accounts receivable compared to last year due to timing of collections and lower revenues -$279,000; (2) Certificate of deposits not renewed this year-$144,000;
and (3) Increases in accounts payable due to contract costs and equipment purchases for a new State contract in the process of being financed by
long term debt.    The increase in Cash flows used in investing activities
increased from $270,000 in 2000 to $812,000 in 2001 primarily due to: (1) continued installation and replacement of equipment for existing contracts ($194,000); and (2) New contract costs and equipment ($630,000). Net cash used in financing activities decreased from $836,000 in 2000 to $105,000 in 2000 due to payoff of significant debt service in December 2000. Under the Company's current financing arrangement, certain contract receivables have been assigned to the note holder. The amount of monthly cash flows from a contract is remitted net to the Company after debt service is satisfied.

                                       7





PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

             During the June 30, 2001 fiscal quarter, incentive stock options to purchase 150,000 common shares were granted as part of an employment agreement. The Options were granted under the Company's 2000 Stock Option Plan at a price equal to 110% of the trading market price on the grant date. Vesting occurs equally over a three year period.

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



INTELLECTUAL TECHNOLOGY, INC.



By:   /s/ Craig Litchin
          Principal Financial Officer
          Date:  August 13, 2001