Form 10QSB
period 2001-09-30
INTELLECTUAL TECHNOLOGY INC
filed 2001-11-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:    September 30, 2001

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

As of November 12, 2001, 9,842,681 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-






                                    INDEX

                                                                 Page
                                                                Number

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheet, September 30, 2001                           1

     Statements of Operations (Unaudited) for the
       three and nine month periods ended
       September 30, 2001 and 2000                               2-3

     Statements of Cash Flows (Unaudited) for the nine
      months ended September 30, 2001 and 2000                    4

     Notes to financial statements                                5

     Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations            6-7

PART II.    OTHER INFORMATION                                     8

        Signatures                                                9






                        Intellectual Technology, Inc.
                                Balance Sheet
                             September 30, 2001
                                 (unaudited)


 ASSETS

 Current Assets
 Cash and cash equivalents                          $     471,111
 Accounts receivable                                      571,674
 Inventory                                                570,292
 Deferred tax asset                                        53,479
 Prepaid expenses                                          70,958
                                                          -------

 Total current assets                                   1,737,514

 Property & Equipment
 Contract equipment                                     7,217,662
 Equipment - non-contract, office, furniture and
   improvements                                            78,293
                                                        ---------
                                                        7,295,955
 Less: Accumulated depreciation                         5,822,813
                                                        ---------
                                                        1,473,142

 Other Assets
 Patents, net of
   accumulated amortization                                84,391
 Deferred tax asset                                        60,690
 Due from related parties                                  30,298
 Other non-current assets                                   2,419
                                                        ---------
 Total assets                                        $  3,388,454
                                                        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                   $     495,837
 Income taxes payable                                      30,689
 Accrued expenses and reserves                            131,777
 Note payable                                             370,328
 Due to related party                                      11,151
                                                        ---------
 Total current liabilities                              1,039,782

 Other Liabilities
 Long-term debt, net of current portion                   308,488
 Accrued loss reserve, net of current portion             181,591
 Due to related party - long term                         126,851
                                                        ---------
                                                          616,930
                                                        ---------
 Stockholders' Equity
 Preferred stock, $0.00001 par value, 10,000,000
   shares authorized,  no shares issued or outstanding          -
 Common stock, $0.00001 par value, 20,000,000 shares
  authorized, 9,842,681 shares issued and outstanding          98
 Additional paid-in capital                             1,154,452
 Retained earnings                                        577,192
                                                        ---------
                                                        1,731,742
                                                        ---------
 Total liabilities and stockholders' equity          $  3,388,454
                                                        =========
   The accompanying notes are an integral part of the financial statements.
                                      1





                        Intellectual Technology, Inc.
                           STATEMENTS OF OPERATIONS
                             (unaudited)

                                               For the quarter
                                               ended September 30,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
REVENUES
  Sales, net                            $   1,366,796   $    1,726,123

COST OF REVENUES
  Depreciation and amortization               141,484           79,115
  Material costs                              371,298          297,526
  Maintenance and other                       390,150          295,769
                                         ------------    -------------
    Total cost of revenues                    902,932          672,410
                                         ------------    -------------
      Gross profit                            463,864        1,053,713

OPERATING EXPENSES
  Selling, general and administrative         295,287          267,193
  Research and development                     22,123           91,590
  Depreciation and amortization                18,875           47,921
                                         ------------    -------------

      Total operating expenses                336,285          406,704
                                         ------------    -------------
      Income from operations                  127,579          647,009

OTHER INCOME (EXPENSE)
  Interest income                               4,079           11,838
  Interest expense                            (20,734)         (42,282)
                                         ------------    -------------
      Net income before income taxes          110,924          616,565

  Income tax expense                           43,586          221,122
                                         ------------    -------------
       NET INCOME                              67,338          395,443

Retained earnings (Accumulated deficit)
       Balance, beginning of period           509,854           56,558
                                         ------------    -------------
       Balance, end of period           $     577,192   $      452,001
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.01   $         0.04
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - BASIC          10,000,000       10,000,000
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   2



                        Intellectual Technology, Inc.
                           STATEMENTS OF OPERATIONS
                             (unaudited)

                                              For the nine months
                                               ended September 30,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
REVENUES
  Sales, net                            $   4,041,292   $    5,465,131

COST OF REVENUES
  Depreciation and amortization               323,140          928,319
  Material costs                            1,057,245        1,033,989
  Maintenance and other                       860,020          844,322
                                         ------------    -------------
    Total cost of revenues                  2,240,405        2,806,630
                                         ------------    -------------
      Gross profit                          1,800,887        2,658,501

OPERATING EXPENSES
  Selling, general and administrative         882,183          875,697
  Research and development                     84,102          178,792
  Depreciation and amortization                56,150          238,742
                                         ------------    -------------

      Total operating expenses              1,022,435        1,293,231
                                         ------------    -------------
      Income from operations                  778,452        1,365,270

OTHER INCOME (EXPENSE)
  Interest income                              16,322           26,652
  Interest expense                            (63,208)        (170,771)
                                         ------------    -------------
      Net income before income taxes          731,566        1,221,151

  Income tax expense                          285,493          444,887
                                         ------------    -------------
       NET INCOME                             446,073          776,264

Retained earnings (Accumulated deficit)
       Balance, beginning of period           131,119         (324,263)
                                         ------------    -------------
       Balance, end of period           $     577,192   $      452,001
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.04   $         0.08
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - BASIC          10,000,000       10,000,000
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   3






                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                               For the nine months
                                               ended September 30,
                                             ----------------------
                                             2001             2000
                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES    $     844,820   $    2,023,159

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in pending patents                (3,230)               -
  Purchase of non-contract equipment           (6,974)          (9,675)
  Investment in contract costs and equipment (932,201)        (308,599)
                                         ------------    -------------
      Net cash flows from
        investing activities                 (942,405)        (318,274)

CASH FLOWS FROM FINANCING ACTIVITES
  New borrowings                              200,000                -
  Repayment by related party                    8,774                -
  Debt repayments                            (124,553)      (1,262,856)
  Redemption of common stock                  (31,800)               -
                                         ------------    -------------
      Net cash flows from
        financing activities                   52,421       (1,262,856)
                                         ------------    -------------

NET INCREASE IN CASH                          (45,164)         442,029

CASH AND CASH EQUIVALENTS,
  beginning of period                         516,275          505,723
                                         ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                         $     471,111   $      947,752
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

For the nine months ended September 30, 2001, contract revenues decreased from $5,465,000, to $4,041,000, a decrease of $1,424,000 or 26%. This decrease in revenue is due primarily to a transaction price decrease in a contract.

Item 2. (cont.)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Gross profit for the nine month comparisons decreased from $2,659,000 in 2000 (48.6% of sales) to $1,801,000 (44.6% of sales) in 2001 as a result of the aforementioned price decrease. The gross profit percentage also decreased due to the low transaction volume and initial non-recurring costs experienced during the installation stage of the Louisiana contract.

Operating expenses decreased $271,000 or 21% from $1,293,000 for the nine months ended September 30, 2000, to $1,022,000 in 2001. This is primarily due to: (1) Depreciation and amortization decreased $183,000 for the nine months ended September 30, due to re-evaluation of the remaining useful lives of the Company's patents; and (2) Research and development expenses for the nine months ended September 30, 2001 and 2000 were $84,000 (2.1% of sales) and $179,000 (3.2% of sales), a decrease of $95,000. This decrease from last year reflects the redirection of efforts of existing employees from research and development to product refinements and modifications of equipment for existing contracts. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $171,000 in 2000 to $63,000 in 2001, a decrease of $108,000, reflecting the pay down of equipment financing.

Item 2. (cont.)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Liquidity and Capital Resources

During the year ended December 31, 2000, the Company was able to use cash flow from operations to substantially reduce long term debt. Certain equipment financing with a monthly payment of $134,695 was fully paid off in December 2000. For the nine months ended September 30, 2001, the Company has used cash flows from operations to fund the investment in contract costs and equipment. During the quarter ended September 30, 2001, the Company borrowed $200,000 under a revolving credit line, which bears interest at the prime rate plus 2%. The loan is secured by all of the Company's assets and is due April 25, 2002. The Company's remaining debt service consists of contract financing with a monthly payment of $17,680 ($212,000) per year) through April 2004 and a patent purchase payment of $5,000 per quarter ($20,000 per year) through March 2011. In the next twelve months, the Company expects to spend $210,000 on contract costs and equipment and to fund its debt and capital requirements from internally generated cash flows. However, due to seasonal business cycles and the Polaroid matter mentioned below, the Company may experience temporary cash shortages. The Company anticipates that lenders with whom the Company has established relationships can finance these cash shortages.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                           Nine months ended September 30,
                                             (Rounded)
                                     2001            2000

Operating activities           $   845,000     $  2,023,000
Investing activities              (942,000)        (318,000)
Financing activities                52,000       (1,263,000)

Net effect on cash             $   (45,000)    $    442,000


Cash flows provided by operations decreased from $2,023,000 in 2000 to $845,000, a decrease of $1,178,000 due primarily to a decrease in net income before depreciation of $1,150,000. Cash flows used in investing activities increased from $318,000 in 2000 to $942,000 in 2001 primarily due to a new contract. Net cash used in financing activities decreased from $1,263,000 as a result of the payoff of significant debt service in December 2000. Under the Company's current financing arrangement, certain contract receivables have been assigned to the note holder. The amount of monthly cash flows from a contract is remitted net to the Company after debt service is satisfied.

The Company supplies motor vehicle registrations and license plate decals as a subcontractor for Polaroid Corporation ("Polaroid"). On October 11, 2001, Polaroid filed for protection from creditors under Chapter 11, in the Federal Bankruptcy Court. Polaroid filed a motion requesting court approval for the sale of substantially all of the assets of their "I.D." business to PIDS Holdings, Inc. or a qualified higher bidder at an auction. The successful bidder may assume certain executory contracts, including the subcontractor agreement with ITI. The hearing on this cure motion is scheduled for December 3, 2001. ITI is hopeful that the proposed asset sale will cure any defaults under its subcontractor agreement. As of September 30, 2001, the accompanying financial statements include billed and accrued accounts receivable in the amount of $106,802. No provision has been made in the accompanying financial statements for potential losses that may occur under this subcontract.

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



INTELLECTUAL TECHNOLOGY, INC.



By:   /s/ Craig Litchin
          Principal Financial Officer
          Date:  November 14, 2001