Form 10KSB
period 2001-12-31
INTELLECTUAL TECHNOLOGY INC
filed 2002-04-15
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

              X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2001

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

                    1040 Joshua Way, Vista, CA 92083
           (Address of Principal Executive Offices)  (Zip Code)

                               (760) 599-8080
          Registrant's Telephone Number, Including Area Code

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2001 were $4,843,365.





The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 15, 2002 was $566,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

As of April 15, 2002, the Registrant had outstanding 9,842,680 shares of Common Stock.

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


The ITI Printing System and Related Print Media

The ITI printing system allows for the real time, on-site creation of vehicle registration forms and license decals on blank stock, including the imprinting of the vehicle license plate number on the decal. This on-demand printing capability allows Departments of Motor Vehicles to substantially reduce fraud and theft, increase revenue collection, and reduce personnel, inventory, and facility costs as a result of increased efficiencies. The ITI printing system is designed to operate both as a stand-alone unit in a printer server environment within a Department of Motor Vehicles ("DMV") office and as self-service terminals (SST's) which can be placed in locations remote from DMV offices. One of the ITI stand-alone printers was patented November 13, 1990. The Company purchased this patent on October 31, 1995. Other ITI stand-alone printers have been purchased from an outside vendor. The Company does not own the patents on these printers. The self-service terminal was patented on September 20, 1994. The Company purchased this patent in September 1999.



The ITI Printing System and Related Print Media (continued)

The Company believes that the ITI printing system resolves the problems described above in "Industry and Company Background," in that it prints a vehicle registration with an applied decal on blank stock, thereby eliminating inventory and inventory management, as well as the need to dispose of preprinted stock at year end. Additionally, it satisfies the security demands of Departments of Motor Vehicles in that it applies the vehicle license plate number to the decal, causing the decal to become significantly less valuable to thieves. The ITI printing system is equipped with software that accounts for all transactions effected through the printer, significantly reducing the likelihood of DMV employee fraud or theft. Finally, when combined with automated teller technology, the ITI printer system is capable of acting as a self-service terminal for motor vehicle registrations, which can be established either in DMV offices or in remote locations, reducing personnel and facilities' costs. None of the Company's products or services requires government approval. The Company is not aware of any existing or probable government regulations that would affect its business.


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


Contracts

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") to implement ITI's printing system solution in Indiana. The term of the Indiana Contract was for a period of three years with a one-year renewal option through October 2000 that was exercised. In May 2000, the Indiana contract was extended through October 31, 2002.




Contracts (continued)

In the fourth quarter of 1998, the Company entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. On April 1, 1999, ITI supplied the equipment and media to process 100% of the annual registrations in South Dakota.

Effective January 1, 2001, the Company entered into a Subcontractor Agreement with a contractor for the State of Louisiana Department of Public Safety and Corrections Office of Motor Vehicles. In June 2001, ITI supplied the equipment and media to begin production of 100% of the mail in vehicle registrations in Louisiana. In September 2001, ITI supplied the equipment and media to begin production of these registrations issued at the State's branch locations. The installation of ITI's equipment and production of these registrations at private tag agencies is currently in process.

For the year ended December 31, 2001, 98% of total revenues were derived from the above contracts and agreements.

Manufacturing and Supply

The Company uses subcontractors to manufacture and supply most components and subassemblies of ITI's printing system and to provide the required printing media. 3M Corporation of St. Paul, Minnesota, produces the decal used by the ITI printing system. The paper materials on which the Indiana and South Dakota registrations are printed are supplied by NCR and Moore North America (see "Business - The ITI printing system and Related Print Media"). NCR Corporation and Datamax Corporation supply thermal ribbon used in the printing process. The Company has identified alternative vendor sources for all materials and assemblies used in its products. The Company believes the use of outside vendors for its manufacturing process has allowed it to limit the size of its fixed overhead and to respond quickly to the volatility of its market which consists of a relatively small number of significant customers who order products at irregular intervals.


Competition

The Company has identified the automation of vehicle registrations and registration decal printing as its primary market. Currently there are only two major competitors targeting this niche market. In some markets, however, state agencies have decided to bundle the automation of the vehicle registration process into an overall upgrade of state computer and information systems projects. In these situations, where the business targeted by the Company is a component of a larger technology project, there are many potential competitors, primarily large computer manufacturers and information technology companies. Several of these larger companies have approached the Company seeking to partner on these opportunities.


Research & Development

For the years ended December 31, 2001 and 2000, the Company spent $96,000 and $244,000, respectively on research and development activities. None of these costs were borne directly by customers.


Environmental laws

The Company's cost of compliance with environmental laws (federal, state, local) is estimated to be insignificant.


Employees

The Company has eleven full-time employees and two part-time employees, excluding directors, of which two are in executive or administrative positions, four are in engineering, R&D or information technology, two are marketing personnel and five are maintenance personnel, The Company also retains three part-time marketing consultants and one business consultant. A union currently represents none of the Company's employees, and the Company believes that its relations with its employees are good.


ITEM 2.     PROPERTIES

The Company occupies 5,948 square feet of office and light industrial space in Vista, California at a monthly rental of $4,700, subject to cost of living adjustments and maintenance expenses, through February 2007. The Company also leases approximately 1,875 square feet of office/warehouse space in Carmel, Indiana, through October 2002 at a monthly rental of $1,233 per month. The Company believes that these facilities are adequate to meet its anticipated needs for the foreseeable future.


ITEM 3.     LEGAL PROCEEDINGS

There are no legal proceedings currently pending.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as reported by FT Interactive Data.

                    Quarter Ended       High  Bid      Low  Bid

               March 31, 2000     $     0.4375          $    0.1875
               June 30, 2000      $     0.375           $    0.1875
               September 2000     $     0.3125          $    0.22
               December 2000      $     0.3125          $    0.0625
               March 31, 2001     $     0.65            $    0.13
               June 30, 2001      $     0.51            $    0.21
               September 30, 2001 $     0.24            $    0.24
               December 31, 2001  $     0.40            $    0.20
               March 31, 2002     $     0.51            $    0.08

The quotations, which appear above, reflect inter-dealer prices, without retail mark-up, markdown, or commission, and reflect all stock splits.

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

As of April 13, 2002, the Company had approximately 67 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.




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

Liquidity and Capital Resources

During the last two fiscal years, the Company has been able to utilize cash flows from operations to repay debt and fund a substantial portion of new investments in contract costs and equipment. In 2001, the Company's lines of credit were used to fund $215,000 of the investment in contract costs and equipment. In 2002, the Company expects to spend another $35,000 on contract equipment for contracts in effect in 2001. The Company has $700,000 in existing lines of credit of which $485,000 was available to borrow as of December 31, 2001. In June 2002, the Company expects to convert up to $400,000 of credit line debt to a 36-month installment loan as permitted under the existing borrowing agreement. The Company's remaining debt service consists of contract financing with a monthly payment of $17,680 ($212,000 per year) through April 2004 and a patent purchase payment of $5,000 per quarter ($20,000 per year) through March 2011.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                      Year ended December 31,
                                    2001                      2000

Operating Activities         $     719,000     $     2,062,000
Investing Activities            (1,038,000)           (351,000)
Financing Activities                 9,000          (1,700,000)

Net effect on cash           $    (310,000)    $        11,000


Cash flows provided by operations decreased from $2,062,000 in 2000 to $719,000, an decrease of $1,343,000 due to a combination of the following factors: (1) investment in inventory and accounts receivable resulting from a new subcontract- ($457,000); (2) decrease in gross profits before depreciation and loss provisions- ($1,370,000); (3) decrease in interest expense-$116,000;
(4) utilization of deferred tax benefits-$142,000; (5) timing in the collection of accounts receivable-$123,000; and (6) other working capital changes netting to an increase in cash flows of $103,000. Cash used in investing activities increased from $351,000 to $1,038,000 primarily due to the investment in the Louisiana subcontract. Cash used in financing activities decreased from $1,700,000 in 2000, due to payoff of a significant portion of the Company's equipment financing in December 2000.



Results of Operations

For the year ended December 31, 2001 contract revenues decreased from $6,162,000 to $4,843,000, a decrease of $1,319,000. This decrease in revenue was primarily due to a price decrease on an existing contract ($1,617,000) which was partially offset by revenue from an additional contract ($292,000).

Gross profit decreased from $2,442,000 (39.6% of sales) to $2,144,000 (44.3% of sales), a decrease of $298,000. Due to a change in management's estimates, $260,000 of a $310,000 contract loss provision accrued in 2000 was reversed in 2001. Considering the effect of the loss provision on a two- year comparison, gross profit actually decreased by $868,000. The was primarily due to effect of the aforementioned contract price decrease which was, in part, offset by lower depreciation ($613,000) and lower equipment and software maintenance costs ($188,000). The Company expects to maintain present profit margins.

Operating expenses decreased 16.9% from $1,612,000 in 2000 to $1,339,000 in 2001, a decrease of $273,000 of which $185,000 was attributable to patent amortization. Selling, general and administrative expenses increased from $1,109,000 to $1,168,000, an increase of $59,000 or 5.3%. Research and development decreased from $244,000 (4% of sales) in 2000 to $96,000 (2% of sales), a decrease of $148,000. This decrease reflects the redirection of efforts of existing employees from research and development to product refinements and modifications of existing equipment and media. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $201,000 in 2000 to $85,000 in 2001. This reflects the pay down of equipment financing.




Effect of Inflation and Foreign Currency Exchange

The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.


Critical Accounting Policies
Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requests companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements included in this Form 10-KSB. Although not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, we have identified the policies below as critical to our business operations and understanding of our results of operations. Note that the preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Property, Equipment and Depreciation
Contract costs and equipment have been capitalized, and include the manufactured cost of the printers and other support equipment, SST's, operating software, installation, freight, contract startup costs, and other costs incidental to making the equipment operational.

All costs are recovered in the ratio that transactions to date bear to total estimated transactions over the contract terms including renewals. The amount of cost recovery (depreciation) charged to operations in the current period is based on management's estimates of future transactions.




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


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

Identification of Directors, Executive Officers, and Significant Employees

The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:


Name                    Age           Position


Craig Litchin          46          President, Chief Operating Officer,
                                   Treasurer, Principal Financial Officer,
                                   Principal Accounting Officer

Nicholas Litchin       74          Director

Walter G. Fuller       60          Director, Chairman of the Board

Robert Neece           54          Former Director, Former Chief Executive
                                   Officer, Former Chairman of the Board,
                                   Former Assistant Secretary

Christopher M. Welch   33          Director

George McGill          66          Director, Vice President & Secretary

Bradford A. Morrow     47          Director



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

Craig Litchin joined the Company as Vice President in July 1997. Prior to that, he served for eight years as Legal Counsel to the Bitove Corporation. Bitove, a Canadian company, operated several different businesses throughout Canada.

Nicholas Litchin is a director of the Company. He was Chairman of the Board of Directors from July 1998 to April 1999. He was Vice Chairman since March 12, 1997, and has been a director of the Company since the formation of Image Technology in April 1992. Mr. Litchin has been a retired investor since 1991.

Walter G. Fuller has been a Director of the Company and Image Technology since March 12, 1997 and the formation of Image Technology in 1992, respectively.
He is the President of M&S Steel Co., Inc., an Indiana corporation that is a supplier of structural steel to the construction industry.


Robert Neece was Chairman of the Board, Chief Executive Officer and Assistant Secretary until August 23, 2001. Mr. Neece resigned from the Board of Directors on October 12, 2001. Mr. Neece had been a Director of the Company since July of 1998. He has been engaged in the private practice of law in Denver, Colorado since 1981. Throughout that period of time, he has concentrated his practice in the areas of corporation, commercial, and securities law. Since 1992, Mr. Neece has been Special Counsel with the Denver law firm of Burns, Wall, Smith and Mueller, P.C.

Christopher M. Welch was elected a Director of the Company in February 1999. Mr. Welch graduated with honors from San Diego State University in 1994 with a degree in accountancy. He is currently employed as an accountant with an emphasis in computer applications at a private company in Escondido, California.

George McGill was appointed Secretary of the Corporation in December 2000. He is an attorney in private practice in Cardiff, California and has advised the Corporation since its inception.

Bradford A. Morrow was elected Director in December 2000. He is Managing Director of Paradigm Capital LLC involved in private placements, mergers and acquisitions and consulting services to emerging companies, primarily software and satellite based technologies.


Involvement in Certain Legal Proceedings

No officer, director, significant employee, promoter, or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation SB during the past five years.




ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer. No other executive officers of the Company received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 2001:


                  Annual Compensation       Long-term Compensation Awards
                                              Restricted   Options
                                              Stock        and     Other
Name and Position  Year   Salary    Bonus     Awards       Sar's   Compensation


Robert Neece        1999  $     750   $  -      -     250,000    $       -
CEO, Director       2000  $   2,250   $  -      -     315,100    $       -
                    2001  $  10,000   $  -      -           -    $       -


             OPTION/SAR GRANTS DURING THE LAST FISCAL YEAR

    Name     Number of     % of Total Options/SARS     Exercise
             Securities    Granted to All Employees    Price per    Expiration
             Underlying      For the year 12/31/01     Share        Date
             Options
____________ __________   __________________________  __________  ___________

Robert Neece   185,000                                $0.18       01/12/2002
CEO             65,000             16.7%              $0.18       01/12/2002
                65,000                                $0.18       01/12/2002



Compensation of Directors

The Company has adopted a policy of paying directors $250 per meeting plus salary. Effective December 1, 2000, all directors except Mr. Neece receive $500 per month salary. Mr. Neece received $1,000 per month salary and $250 per meeting until his resignation in October 2001.


Employment Agreements

Mr. Keith Winn entered into an employment agreement with the Company to serve as its Chief Technology Officer. This agreement became effective May 1, 2001 and has a term of one year. The agreement automatically renews annually subject to termination and severance clauses. The agreement provides for annual compensation of $150,000.


Termination of Employment and Change of Control Arrangements

None.





ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

As of April 15, 2002, other than certain of its officers and directors, no person was known by the Company to own or control beneficially more than five percent of its outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by each director and officer of the Company, and by all officers and directors as a group.

                                          Number of Shares
Name and Address of                       Owned Beneficially  Percent of
Beneficial Owner       Title of Class     and of Record       Class (6)
------------------     --------------     ------------------  --------------
Sandra K. Leatherman     Common Stock     1,601,820 (8)          13.7%
3345 Fosca St.
Carlsbad, CA 92009

Walter G. Fuller          Common Stock     2,974,880(4)          25.4%
217 E. Railroad St.
P.O. Box 299
Garrett, IN  46738

Nicholas Litchin(2)       Common Stock     1,589,760(4)          13.6%
6401 Constitution Dr.
Ft. Wayne, IN  46804

Robert Neece               Common Stock      523,000(4)(7)       4.5%
c/o 303 East 17th Ave.
Denver, Colorado 80202

Christopher M. Welch
920 Sycamore Avenue, #62
Vista, CA  92083          Common Stock     1,379,410(1)(9)     11.8%


Kelly Manoccio
1027 Orchard Lane
Broadview Heights, OH 44147 Common Stock   1,231,610 (9)       10.5%


Craig Litchin
c/o 1040 Joshua Way
Vista, CA 92083            Common Stock         85,000(5)        .7%

George E. McGill
120 Birmingham, #240
Cardiff, CA 92007          Common Stock         439,920(4)


Bradford A. Morrow
9025 E. Jenan Dr.
Scottsdale, AZ 85260          Common Stock     130,000(3)


All Officers and              Common Stock     9,955,400          79.7% (6)
Directors as a Group
(5 persons)

(1) Includes options to purchase 195,000 common shares under the Company's incentive stock option plan
(2) Includes 214,920 shares held of record by L&R Realty, an Indiana general partnership, of which Mr. Litchin is a partner, 699,840 shares held of record by the Litchin Family Partnership, of which Mr. Litchin is a general partner, and 360,000 shares held of record by Mercer Beverage Co., an Ohio corporation, of which Mr. Litchin is the President and of which Mrs. Litchin is a principal shareholder. Mr. Litchin disclaims beneficial ownership of these shares.
(3) Includes options to purchase 130,000 common shares under the Company's incentive stock option plan

(4) Includes options to purchase 315,000 common shares under the Company's incentive stock option plan

(5) Includes options to purchase 85,000 common shares under the Company's incentive stock option plan

(6) Adjusted for the effect of 1,882,500 shares issuable upon exercise of outstanding incentive stock options

(7)   Officer until August 23, 2001, Director until October 12, 2001

(8)   Includes 1,651,820 shares held as trustee of the J&S Trust

(9)   Includes 465,020 shares held as beneficial owner of the Janice Welch Trust




ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 1999, the Company entered into an agreement with American Registration Systems, Inc., a related party, for the purchase of a patent for $130,000. For the years ended December 31, 2001 and 2000, installments of principal and interest of $20,000 and $25,000, respectively, were paid, including interest of $9,384 and $10,087, respectively. Future payments are due in quarterly installments of $5,000, inclusive of interest of 6.61%.

During 2000, the Company leased service vehicles from a company owned by Kent
Litchin, the son of Nicholas Litchin, an ITI Director.   In 2000, the Company
paid $28,136 in operating lease payments. During December 2000, the Company purchased the Vehicles for $14,089.






ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Financial Statements

The following Financial Statements are filed as part of this report:

     Report of Independent Public Accountants

     Balance Sheet - December 31, 2001

     Statements of Operations for the years ended December 31, 200 and
2000

     Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

     Statements of Cash Flows for the years ended December 31, 2001 and
2000

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



INTELLECTUAL TECHNOLOGY, INC.


By:  /s/ Craig Litchin
Craig Litchin, President and Chief Operating Officer
Date:  April 15, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature              Title                              Date


By:/s/Craig Litchin          President, Chief
                             Operating Officer,Treasurer     April 15, 2002
Craig Litchin

By:/s/Nicholas Litchin       Director                        April 15, 2002

Nicholas Litchin

By:/s/George McGill          Secretary                       April 15, 2002

George McGill

By:/s/Walter G. Fuller       Director                        April 15, 2002

Walter G. Fuller

By:/s/Bradford Morrow        Director                        April 15, 2002

Bradford Morrow

By:/s/Christopher M. Welch   Director                         April 15, 2002

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

         Statements of Operations                                 F-3

         Statement of Stockholder's Equity                        F-4

         Statements of Cash Flows                                 F-5

         Notes to Financial Statements                      F-6 through F-14

                            Intellectual Technology, Inc.
                                   BALANCE SHEET
                                December 31, 2001


   ASSETS
Current Assets
   Cash and cash equivalents                                    $  206,034
   Accounts receivable                                             417,175
   Inventory                                                       734,331
   Deferred income tax benefits                                     14,294
   Prepaid income taxes                                             68,404
   Prepaid expenses                                                110,176
                                                                ----------

      Total current assets                                       1,550,414

Property & Equipment
   Contract equipment                                            7,209,618
   Non-contract equipment - office, warehouse equipment,
     furniture and vehicles                                         75,011
                                                                ----------
                                                                 7,284,629
   Less: Accumulated depreciation                                5,912,288
                                                                ----------

                                                                 1,372,341

Other Assets
   Patents, trademark, and loan fee, net of accumulated
      amortization of $708,477                                      64,450
   Deferred income tax benefits, net of current portion             16,245
   Due from related party, net of allowance for doubtful
      account of $31,887                                                 -
   Deposits                                                          4,521
                                                                ----------

      Total assets                                              $3,007,971
                                                                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                             $  392,580
   Accrued expenses and interest                                    50,144
   Income taxes payable                                              1,557
   Accrued loss reserve                                             22,000
   Notes payable                                                   174,795
   Lines of credit                                                 214,600
   Due to related party                                             11,335
                                                                ----------

      Total current liabilities                                    867,011

Other Liabilities
   Long-term debt, net of current portion                          263,078
   Accrued loss, net of current portion                             28,000
   Due to related party - long term                                123,947
                                                                ----------

                                                                   415,025
                                                                ----------

Stockholders' Equity
   Preferred stock, $0.00001 par value, 1,000,000 shares
      authorized, no shares issued or outstanding                       -
   Common stock, $0.00001 par value, 20,000,000 shares
      authorized,  9,842,680shares issued and outstanding               98
   Additional paid-in capital                                    1,154,452
   Accumulated deficit                                             571,385
                                                                ----------

                                                                 1,725,935
                                                                ----------

      Total liabilities and stockholders' equity                $3,007,971
                                                                ==========


The accompanying notes are an integral part of the financial statements.
                                   F-2

                        Intellectual Technology, Inc.
                          STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2001 and 2000

                                                      2001         2000
                                              ------------   ------------
REVENUES
   Registration decals income                 $  4,695,304   $  5,995,799
   Other revenue                                   148,061        166,300
                                              ------------   ------------

      Total revenues                             4,843,365      6,162,099

COST OF REVENUES
   Depreciation and
      Amortization - contract costs                416,667        969,005
   Insurance                                        18,870         19,290
   Maintenance                                     935,359      1,089,729
   Materials                                     1,170,187      1,184,806
   Cost of other revenue                            98,435         64,782
   Other contract expenses                         193,408              -
   Impairment loss - equipment parts                92,699              -
   Provision (credit) for contract losses         (266,263)       390,233
   Property taxes                                   40,410          2,573
                                                  ----------   ----------

 Total cost of revenues                          2,699,782      3,720,418
                                                ----------     ----------

   Gross profit                                  2,143,583      2,441,681

OPERATING EXPENSES
   Depreciation                                     13,818         12,979
   Amortization of patent                           61,620        246,478
   Selling, general
    & administrative expenses                    1,167,886      1,109,239
   Research & development                           96,013        243,546
                                                  ----------   ----------

                                                 1,339,337      1,612,242
                                                  ----------   ----------

      Income from operations                       804,246        829,469

OTHER INCOME (EXPENSE)
   Interest income                                  20,282         44,165
   Loss on uncollectible advance to affiliate      (31,887)             -
   Interest expense                                (84,724)      (200,555)
                                                  ----------   ----------

      Income before income taxes                   707,917        673,049

   Income tax expense                              267,651        217,667
                                                  ----------   ----------

   NET INCOME                                   $  440,266     $  455,382
                                                  ==========   ==========


   Income per share: (Basic)                     $      0.04  $      0.05
                                                  ==========   ==========
   Income per share: (Diluted)                   $      0.04  $      0.05
                                                  ==========   ==========

      Weighted average number
        of shares outstanding (Basic)              9,842,680   10,000,000
                                                  ==========   ==========

      Weighted average number
        of shares outstanding (Diluted)            9,919,246   10,009,681
                                                  ==========   ==========

The accompanying notes are an integral part of the financial statements.

                              Intellectual Technology, Inc.
                           STATEMENT OF STOCKHOLDERS' EQUITY
                     For the years ended December 31, 2001 and 2000


                   Common Stock     Additional
               -----------------                   Retained earnings
              Number                paid-in        (Accumulated
              of shares   Amount    capital        deficit)       Totals
              ---------   -----   -----------   ------------    -------------

Balances as
  of January
  1, 2000    10,000,000  $ 100   $ 1,186,250   $   (324,263)     $  862,087

Net income          -      -             -          455,382         455,382
             ----------  -----   -----------   ------------    ------------

Balances as
  of December
  31, 2000   10,000,000    100     1,186,250        131,119       1,317,469

Stock redeemed
  for cash during
 year          (157,320)    (2)      (31,798)           -           (31,800)

Net income          -      -             -          440,266         440,266
             ----------  -----   -----------   ------------    ------------

Balances as
  of December
  31, 2001    9,842,680  $  98   $ 1,154,452   $    571,385    $  1,725,935
             ==========  =====   ===========   ============    =============

The accompanying notes are an integral part of the financial statements.
                                   F-4

                               Intellectual Technology, Inc.
                                 STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 2001 and 2000


                                                  2001            2000
                                               ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $   440,266     $   455,382
Adjustments to reconcile net income to net
   cash flows from operating activities:
    Amortization of loan fees                      10,798          46,784
    Depreciation and amortization                 492,115       1,228,462
    Deferred income taxes                         142,461          10,000
    Increase (decrease) in loss reserves         (260,000)        310,000
    Impairment loss - equipment parts              92,699               -
    Contract equipment expensed as research,
     Development and demonstration                      -          42,500
    Loss on uncollectible advance to affiliate     31,887               -
    Other adjustments                               4,471             544
    Decrease (increase) in current assets
      Certificate of deposit                      128,677         (28,677)
      Accounts receivable                        (120,477)         60,652
      Accounts receivable - related party          13,802         (12,546)
      Inventory                                  (406,236)         23,304
      Prepaid expenses                                531         (15,869)
      Prepaid income taxes                        (44,704)        (23,700)
    Increase (decrease) in current liabilities
      Accounts payable                            199,766           4,395
      Income taxes payable                        (14,286)         15,843
      Accrued expenses and interest                 7,644         (55,357)
                                              -----------     -----------

      Net cash flows from
       operating activities                       719,414        2,061,717

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in trademark                         (1,040)              -
   Purchase of non-contract equipment              (9,241)        (26,509)
   Investment in contract costs
      and equipment                            (1,028,132)       (324,470)
                                              -----------      ----------

      Net cash flows from
        investing activities                   (1,038,413)       (350,979)

CASH FLOWS FROM FINANCING ACTIVITIES
   New borrowings                                 214,600               -
   Repayment by related party                       8,774               -
   Debt repayments                                168,218      (1,700,186)
   Redemption of common stock                      31,800               -
   Loan costs                                      14,600               -
                                              -----------      ----------

      Net cash flows from
        financing activities                        8,758      (1,700,186)
                                              -----------      ----------

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                  (310,241)         10,552

CASH AND CASH EQUIVALENTS, beginning of period    516,275         505,723
                                              -----------      ----------

CASH AND CASH EQUIVALENTS, end of period      $   206,034      $  516,275
                                              ===========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the year for interest     $    69,550      $  159,372
                                              ===========      ==========
   Cash paid during the year for income taxes $   192,096      $  241,640
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.
                                   F-5

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001



1.    Summary of Significant Accounting Policies
Description of Business
Intellectual Technology, Inc. ("ITI," "the Company"), a Delaware corporation, is engaged in the design, manufacture, and sale or lease of printer systems and media for the automated printing of motor vehicle registration forms and license plate decals. The Company's printing systems are currently installed in the states of Indiana, Louisiana, and South Dakota. These printing systems are designed both as stand-alone units which are used in individual motor vehicle registration offices and mailrooms, and have been incorporated into self-service terminal ("SST") machines.

Principles of Consolidation
The accompanying financial statements include Intellectual Technology, Inc. and its wholly owned subsidiary, Image Technology, Inc, a Nevada Corporation. There are no inter-company transactions due to the inactivity of Image Technology, Inc.

Property, Equipment and Depreciation
Contract costs and equipment have been capitalized, and include the manufactured cost of the printers and other support equipment, SST's, operating software, installation, freight, contract startup costs, and other costs incidental to making the equipment operational.

All costs are recovered in the ratio that transactions to date bear to total estimated transactions over the contract terms including renewals. The amount of cost recovery (depreciation) charged to operations in the current period is based on management's estimates of future transactions.

Repairs and Maintenance
Maintenance costs are expensed as incurred. All costs associated with maintenance contracts are prorated over the period of the maintenance contract.

Inventory
Inventory consists of media (paper products, ribbon, and decals) used to produce the motor vehicle registration forms and decals. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Intangibles
Patent costs are capitalized, and are amortized over the remaining useful lives of the patents, which originally had been 17 years from issue. However, as of June 30, 2000, the lives of these patents were reduced to 16 months, which was the expected remaining useful life, as determined by management.

Certain loan fees to obtain debt financing have been deferred and are amortized over the length of the loan using the effective interest rate method.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001



1.    Summary of Significant Accounting Policies (continued)
Research and Development
Research and development costs are expensed as incurred.

Cash and Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

Significant Concentrations
For the year ended December 31, 2001, one customer accounted for 82%, and two other customers accounted for 16% of total revenues.

From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2001 was approximately $103,000.

Earnings per Share
Basic earnings per share are computed using the weighted average number of shares outstanding. Fully diluted earnings per share are computed using the treasury stock method as to potential dilutive securities.

Fair Value of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

2.    Related Party Transactions
From April 2000 through January 2001, the Company rented office space for $650 a month from a company whose significant ownership is also a related party. For the years ended December 31, 2001 and 2000, $650 and $5,949 was paid for rents and other reimbursable expenses.

The Company leased service vehicles from a company owned by a relative of one of ITI's directors. The lease called for monthly payments of $2,233. During 2000, $28,136 in lease payments were made, and during December the Company purchased the remainder of the leases for $14,089.

As of September 1999, the Company entered into an agreement with ARS, for the purchase of a patent for $130,000 plus accrued interest. For the years ended December 31, 2001 and 2000, $10,616 and $14,913 of this amount were repaid, and $9,384 and $10,087 were charged to interest expense, respectively. The remainder of the payable, $135,282 including accrued interest, is due in quarterly installments of $5,000, inclusive of interest of 6.61%.

During 1999, the Company advanced $28,285 to a related party. The amount due including $3,602 including imputed interest is estimated to be uncollectible and has been recorded as a "loss on uncollectible advance to affiliate." For the years ended December 31, 2001 and 2000, the Company recorded imputed interest income of $1,518 and $1,446, respectively.

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001



3.    Notes Payable and Long-term Debt
The Company is obligated under the following notes at December 31, 2001:

                                          Short-term           Long-term

10.4% Installment notes, secured by
certain contract equipment and the assignment
of certain accounts receivable.  Principal
and interest are payable in monthly
installments of $17,680.
Matures April 2004.                    $    174,795            $    263,078

Scheduled note maturities on debt over the next five years and in the aggregate are as follows:

                                        For the year ended
                                           December 31,           Amount

                                            2002            $    174,795
                                            2003                 193,865
                                            2004                  69,213
                                        Thereafter                     -

Under the Company's current financing arrangement, receivables from one contract have been assigned to the note holder. The amount of monthly billing from the contract is remitted directly to the note holder.

4.    Lines-of-Credit
The Company has available a $300,000 line-of-credit with a bank secured by accounts receivable, equipment and general intangibles. The line bears interest at Prime plus two-percent (with a minimum interest rate of 7%) and Matures in December 2002. The balance on this line at December 31, 2001 was $206,300.

The Company has available a $400,000 line-of-credit with a bank secured by accounts receivable, equipment and general intangibles. The line bears interest at Prime plus two-percent (with a minimum interest rate of 7%). This line-of-credit requires interest only payments through June 2002, at which time, any unpaid balance will convert to a three-year installment loan. The balance at December 31, 2001 was $8,300.

5.    Leases
As of December 31, 2001, the Company leases for its own use office space under non-cancelable operating leases expiring in the years 2000 to 2002. Effective March 2002, the Company entered into a new office lease expiring in February 2007.

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001



5.    Leases (continued)
Future minimum lease payments on non-cancelable operating leases over the next five years are as follows:

                                    For the year ended
                                       December 31,               Amount

                                        2002                    $    65,763
                                        2003                         57,900
                                        2004                         59,700
                                        2005                         61,000
                                        2006                         63,200
                                    Thereafter                       10,600

Rent expense for the years ended December 31, 2001and 2000 was $82,076 and $75,481, respectively, net of sublease income of $6,710 for 2001 and $25,474 for 2000.

6.    Income Taxes
The components of the provision for income taxes are as follows:

                                                  2001              2000

    Current federal income tax expense    $    116,154        $    155,000
    State and local income taxes currently
        paid or payable                         25,298              52,667
    Flow through credits and other             (12,279)                  -
    Deferred tax increase                      138,478              10,000


            Income tax expense             $    267,651       $    217,667

The Company has $115,000 in unamortized startup costs deductible for income tax purposes in 2001 and $50,000 of projected contract losses deductible for income tax purposes in 2002, 2003, and 2004. The Company also has approximately $43,000 in California Credits for Increasing Research Activities available to offset future California taxable income and related tax. The following are the components of the Company's deferred tax assets and liabilities:

                                                  2001              2000

    Unamortized startup costs                 $       -        $    43,000
    Projected losses, depreciation
        allowances and miscellaneous             18,539            118,000
    Research and development credits             43,000             39,000
    Valuation allowance                         (31,000)           (27,000)

    Total deferred tax assets                  $ 30,539        $   173,000

    Deferred tax liabilities                   $      -        $         -

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001



6.    Income Taxes (continued)
Reconciliation between statutory federal income tax rate and the effective income tax rates based on income before income taxes and extraordinary items:

                                                  2001              2000

  Statutory federal income tax rate                34.0%             34.0%
  Federal income tax credits and
      other adjustments                             0.9%            (9.5)%

  State income taxes, net of federal tax benefit    2.9%             7.8%

        Effective income tax rates                  37.8%            32.3%

7.    Stockholders' Equity
Preferred Stock
At December 31, 2001, the Company has authorized a total of 1,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors. No preferred shares are outstanding, nor have any series of preferred shares been designated.

Common Stock
At December 31, 2001, a total of 20,000,000 shares of $0.00001 par value common stock were authorized, and 9,842,680 were issued and outstanding.

Warrants
The Company has outstanding warrants to purchase common shares as follows:

           Number            Type           Exercise        Expiration
        of Warrants        of Warrant        Price             Date

         200,000            Class A         $12.50/share      4/17/02
         200,000            Class B         $12.50/share      4/17/02

The warrants are callable at $0.0001 by the Board of Directors with 30 days written notice. The warrants may only be exercised with a current registration statement in effect.

Stock Transfer and Exchange with Image Technology, Inc.
On March 12, 1997, the Company entered into a stock transfer and exchange agreement with Image Technology, Inc. As a result of the transaction, the shareholders of Image Technology, Inc. acquired collectively a 90% interest in the reporting company, with the remaining 10% ownership retained by the original shareholders. The transaction has been accounted for as a recapitalization of the private company, Image Technology, Inc. The accompanying financial statements include the operations of Image Technology, Inc. prior to the acquisition and the operations of Intellectual Technology, Inc. and Image Technology, Inc. on a consolidated basis subsequent to the transaction.

Stock Options
In a transaction more fully described in Note 9, the Company issued 1,567,500 stock options to purchase shares of stock in the Company at $0.38 and $0.18 per share.

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001



7.    Stockholder' Equity (continued)
Stockholders Equity and Comprehensive Income
SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

8.    Stock Option Plan
On December 8, 2000, the directors of Intellectual Technology, Inc. issued options under the 2000 Stock Option Plan ("2000 Plan") consisting of a pool of 2,500,000 incentive stock options and non-statutory stock options. This pool of share options will be reduced by the shares issued upon the exercise of the options issued under the 1999 Stock Option Grant Plan ("1999 Plan"). The 1999 Plan will remain in full effect until no options awarded under this plan remain outstanding. As of December 31, 2001, 5,000 non-qualified options issued under the 1999 Plan remain outstanding, 170,000 incentive stock options were forfeited and the remaining 1,350,000 incentive stock options outstanding as of December 31, 1999 have been voluntarily relinquished and reissued with substantially the same exercise features under the 2000 Plan.

A summary of option activity is as follows (all values restated for stock splits):

                                    Weighted                        Weighted
                    Shares           Average                        Average
                    Under           Exercise        Options         Exercise
                    Option            Price       Exercisable        Price

December 31, 1999  1,525,000        $    0.38        600,000        $  0.38

Options granted      527,500             0.18              -           0.18
Previous options vesting   -             0.38        377,500           0.38
Options forfeited   (170,000)            0.38              -           0.38
Options exercised          -                -              -              -

Options outstanding as of
December 31, 2000  1,882,500        $    0.32        977,500        $  0.38

Options granted            -                -              -              -
Previous options vesting   -             0.38        442,500           0.38
Options forfeited          -             0.34              -           0.38
Options exercised          -                -              -              -

Options outstanding as of
 December 31, 2001  1,882,500       $    0.32       1,420,000       $  0.38

Options have exercise prices of $0.38 and $0.18 per share.

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                             December 31, 2001



8.    Stock Option Plan (continued)
All of the options granted expire at various times over a period of five years from the date of grant in the case of significant shareholders and five years from the date of vest for all others and have the following vesting characteristics:

        Number of options   Vesting period   Vested at December 31, 2001

        1,420,000            Immediately        1,420,000
          462,500              1 year                -
                -              2 years               -

        1,882,500                               1,420,000

Pro Forma Disclosure
The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation costs were recorded for options issued at prices which reflect no intrinsic value at the grant or modification date. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net income would have been decreased to the pro forma amounts as follows for the years ending December 31:

                             2001                      2000
                    As            Pro             As          Pro
                Reported         Forma         Reported       Forma

Net income    $  440,266     $  440,266        $  455,389  $  400,506

Net income
   per share  $    0.04      $    0.04        $    0.05    $    0.04

The average fair value of options granted during fiscal 2000 was $0.0558, no options were granted or modified in 2001. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 7.0 percent for fiscal 2000; expected life of 602 days for the year ended December 31, 2000; dividend yield percentage of 0%; and volatility of 279% for the year ended December 31, 2000.

9.    Reclassification of Prior Year Amounts
Certain items on the statements of operations, and statements of cash flows have been reclassified to conform to current year classification. This reclassification has no effect on previously reported income.