Form 10KSB/A
period 2001-12-31
INTELLECTUAL TECHNOLOGY INC
filed 2002-04-23
CIK 859914

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

         Statement of Stockholder's Equity                        F-4

         Statements of Cash Flows                                 F-5

         Notes to Financial Statements                      F-6 through F-14



          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheet of Intellectual Technology, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellectual Technology, Inc. as of December 31, 2001, and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 28, 2002

                                                   /s/ Comiskey & Company
                                                   PROFESSIONAL CORPORATION



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