Form 10QSB
period 2002-03-31
INTELLECTUAL TECHNOLOGY INC
filed 2002-05-20
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended:    March 31, 2002

                     Commission file number:  0-29138


                        INTELLECTUAL TECHNOLOGY, INC.
         (Exact name of small business issuer as specified in its charter)


    Delaware                                 84-1130227
(State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization )

                    1040 Joshua Way, Vista, CA  92083-7807
                  (Address of principal executive offices)

                                  (760) 599-8080
                              (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes -X-	No ---

As of May 11, 2002, 9,842,680 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ---   No -X-




                                    INDEX

                                                                 Page
                                                                Number

PART I.     FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheet, March 31, 2002                                1

     Statements of Operations and Accumulated Deficit
      (Unaudited) for the three month periods ended
       March 31, 2002 and 2001                                    2

     Statements of Cash Flows (Unaudited) for the three
      month periods ended March 31, 2002 and 2001                 3

     Notes to financial statements                                4

     Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations            5-7

PART II.    OTHER INFORMATION                                     8

        Signatures                                                9

                        Intellectual Technology, Inc.
                                Balance Sheet
                               March 31, 2002
                                 (unaudited)


 ASSETS

 Current Assets
 Cash and cash equivalents                          $     376,860
 Accounts receivable                                    1,211,148
 Inventory                                                554,832
 Prepaid expenses                                          69,057
 Deferred income tax benefits                              14,294
                                                          -------

 Total current assets                                   2,226,191

 Property & Equipment
 Contract costs and equipment                           7,267,875
 Non-contract equipment-office & warehouse
   equipment, furniture and vehicles                       78,626
                                                        ---------
                                                        7,354,640
 Less: accumulated depreciation                         6,101,580
                                                        ---------
                                                        1,253,060

 Other Assets
 Patents, tracemark and loan fee, net of
   accumulated amortization of $726,150                    47,214
 Deferred tax benefits, net of current portion             16,245
 Due from related party, net of allowance for
   doubtful account of $31,887                                  -
 Deposits                                                   9,221
                                                        ---------
 Total assets                                        $  3,551,931
                                                        =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                   $     517,848
 Accrued expenses and interest                             74,506
 Income taxes payable                                      66,556
 Accrued loss reserve                                      22,000
 Bank lines of credit                                     389,600
 Current portion of long-term debt                        179,379
 Due to related party                                      11,522
                                                        ---------
 Total current liabilities                              1,261,411

 Other Liabilities
 Long-term debt, net of current portion                   216,477
 Accrued loss reserve, net of current portion              26,047
 Due to related party - long term                         120,995
                                                        ---------
                                                          363,519
                                                        ---------
 Stockholders' Equity
 Preferred stock, $0.00001 par value, 10,000,000
   shares authorized,  no shares issued or outstanding          -
 Common stock, $0.00001 par value, 20,000,000 shares
  authorized, 9,842,681 shares issued and outstanding          98
 Additional paid-in capital                             1,154,452
 Retained earnings                                        772,451
                                                        ---------
                                                        1,927,001
                                                        ---------
 Total liabilities and stockholders' equity          $  3,551,931
                                                        =========
   The accompanying notes are an integral part of the financial statements.
                                      1

                        Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                             (unaudited)

                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             2002             2001
                                         ------------    -------------
REVENUES
  Registration decals income            $   1,619,028   $    1,336,207
  Other revenue                               380,985           76,550
                                         ------------    -------------
    Total revenues                          2,000,013        1,412,757

COST OF REVENUES
  Materials                                  459,668           306,603
  Cost of other revenue                      266,837            48,920
  Depreciation and amortization- contract
     costs                                    186,355           72,836
  Maintenance                                 271,895          230,738
  Provision (credit) for contract losses       (1,953)          (8,407)
  Other contract expenses                       1,830                -
  Insurance                                     7,317            3,652
  Property and sales taxes                      9,426              300
                                         ------------    -------------
    Total cost of revenues                  1,201,375          654,642
                                         ------------    -------------
      Gross profit                            798,638          758,115

OPERATING EXPENSES
  Depreciation                                  2,937            3,059
  Amortization of patent                       15,405           15,405
  Selling, general and administrative         381,895          290,004
  Research and development                     53,658           44,663
                                         ------------    -------------

      Total operating expenses                453,895          353,131
                                         ------------    -------------
      Income from operations                  344,743          404,984

OTHER INCOME (EXPENSE)
  Interest income                               1,657            6,122
  Interest expense                            (23,234)         (20,788)
                                         ------------    -------------
      Net income before income taxes          323,166          390,318

  Income taxes                               (122,100)        (152,900)
                                         ------------    -------------
       NET INCOME                             201,066          237,418

Retained earnings - beginning of period       571,385          131,119
                                         ------------    -------------
Retained earnings - end of period       $     772,451   $      368,537
                                         ============    =============
INCOME PER SHARE - BASIC                $        0.02   $         0.02
                                         ============    =============
INCOME PER SHARE - DILUTED              $        0.02   $         0.02
                                         ============    =============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - BASIC           9,842,680        9,923,711
                                         ============    =============
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING - DILUTED         9,842,680       10,053,211
                                         ============    =============

The accompanying notes are an integral part of the financial statements.
                                   2





                     Intellectual Technology, Inc.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                              For the three months
                                                ended March  31,
                                             ----------------------
                                             2002             2001
                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES    $     115,756   $      209,369

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trademark                        (437)               -
  Increase in deposits                         (4,700)               -
  Purchase of non-contract equipment          (11,754)          (1,671)
  Investment in contract costs and equipment  (58,257)        (205,685)
                                         ------------    -------------
      Net cash flows from
        investing activities                  (75,148)        (207,356)

CASH FLOWS FROM FINANCING ACTIVITES
  Repayment by related party                        -            8,774
  New borrowings                              175,000                -
  Debt repayments                             (44,782)         (40,296)
  Redemption of common stock                        -          (31,800)
                                         ------------    -------------
      Net cash flows from
        financing activities                  130,218          (63,322)
                                         ------------    -------------

NET INCREASE (DECREASE) IN CASH               170,826          (61,309)

CASH AND CASH EQUIVALENTS,
  beginning of period                         206,034          515,275
                                         ------------    -------------

CASH AND CASH EQUIVALENTS,
  end of period                         $     376,860   $      454,966
                                         ============    =============


The accompanying notes are an integral part of the financial statements.
                                   3

                        Intellectual Technology, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


1.	Management's representation of interim financial information
The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, as necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001.

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

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement with the State of Indiana to supply the equipment and media (materials used in the preparation of vehicle registration forms) to process the State's vehicle registrations. The term of the Indiana Contract was for a period of three years with a one-year renewal option through October 2000 that was exercised. In May 2000, the Indiana contract was extended through October 31, 2002.

In the fourth quarter of 1998, the Company entered into a five-year Agreement (effective April 1, 1999) with the State of South Dakota to implement ITI's printing system.
Commencing on April 1, 1999, ITI supplied the equipment and media to process 100% of the annual vehicle and boat registrations in South Dakota.

Effective January 1, 2001, the Company entered into a Subcontractor Agreement with a contractor for the State of Louisiana Department of Public Safety and Corrections Office of Motor Vehicles. In June 2001, ITI supplied the equipment and media to begin production of 100% of the mail-in vehicle registrations in Louisiana. In September 2001, ITI supplied the equipment and media to begin production of these registrations issued at the State's branch locations.

For the three months ended March 31, 2002, 86% of total revenues were derived from the above contracts and agreements.

In March 2002, the Company signed a contract, effective through June 30, 2003, with the State of New Hampshire to produce "Safe Boating Certificate Cards". The State reserves the right to extend this contract each year for up to an additional four years and can also terminate the contract for any reason by giving thirty days written notice. The gross revenue from this contract is expected to be $65,000 in the first contract year and $32,000 annually thereafter. No revenue is expected from this contract until the third quarter of 2002.


In April 2002, the Company signed a contract with the State of Ohio to supply the equipment and media to issue mail-in vehicle registrations. The gross revenue from this contract is expected to be between $500,000 and $700,000 annually. No revenue is expected from this contract until the third quarter of 2002.


Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the three months ended March 31, 2002, contract revenues increased from $1,412,000, to $2,000,000, an increase of $588,000 or 42%. This increase in revenue is primarily due to revenue from an additional contract and other revenue from the sale of equipment to other contractors.


                                       5

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Gross profit for the three-month comparisons increased from $758,000 in 2001 (54% of sales) to $798,000 (40% of sales) in
2002 as a result of the aforementioned revenue increases.
The gross profit percentage decreased due to lower profit margins from new business as well as higher depreciation allowances due to increased changes in capital cost estimates. The Company expects profit margins to continue to decline due to the competitive bid environment, fixed contract prices and unanticipated costs.

Operating expenses increased $101,000 or 29% from $353,000 for the three months ended March 31, 2001, to $454,000 in 2002. This is primarily due to: (1) Increase in payroll of $43,000 due the hiring of additional personnel and changes in cost allocations of the payroll of existing personnel from R&D to product demonstration, (2) Increased use of outside consultants for the evaluation of new business and demonstration of the Company's products ($40,000); and (3) Increase in research and development ($9,000.) Research and development expenses for the three months ended March 31, 2002 and 2001 were $54,000 (2.7% of sales) and $45,000 (3.2%
of sales), respectively. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development. The Company expects future operating expenses to increase due to relocation of the Company's corporation headquarters to a larger facility, continued use of outside consultants, planned efforts to redesign the Company's products and expand research and development in new products.

Interest expense increased from $21,000 in 2001 to $23,000 in 2002, as the lower interest costs due to the pay down of contract cost financing was more than offset by the use of bank credit lines and the related loan costs thereof.



                                       6

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Liquidity and Capital Resources

During the quarter ended March 31, 2002, the Company borrowed $175,000 under a $300,0000 revolving credit line, which bears interest at the prime rate plus 2%. The loan is secured by all of the Company's assets and is due in December 2002.

The Company had available a $400,000 line-of-credit with a bank secured by accounts receivable, equipment and general intangibles. The line bears interest a Prime plus two percent (with a minimum interest rate of 7%) and requires interest only payments through June 2002, at which time, any unpaid balance will convert to a three year installment loan.

On May 15th, the Company utilized these credit lines to prepay the remaining balance of contract cost financing in the amount of $379,000. The Company's remaining debt service consists of a patent purchase payment of $5,000 per quarter through March 2011.

The Company expects to spend $250,000 on contract costs and equipment in the next two quarters for existing contracts which will be funded from internally generated cash flows and, if necessary, by borrowings from lenders with whom the Company has established relationships.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:


                                     Three months
                                    ended March 31,
                                      (Rounded)
                                 2002             2001


Operating activities    $       116,000    $     209,000
Investing activities            (75,000)        (207,000)
Financing activities            130,000          (63,000)
                               --------        ---------
Net effect on cash      $       171,000    $     (61,000)
                               ========        =========

Cash flows provided by operations decreased from $209,000 in 2001 to $116,000, a decrease of $93,000 due primarily to net increases in accounts receivable. This was partially offset by an increase in net income before depreciation of $66,000. Cash flows used in investing activities decreased from $207,000 in 2001 to $75,000 in 2002 due to the installation phase of the Louisiana contract in 2001. Net cash of $63,000 was used in financing activities in 2001 and $45,000 in 2002 to pay existing debt service. In 2002, the Company borrowed $175,000 on its line of credit.


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



INTELLECTUAL TECHNOLOGY, INC.

                                        By:   /s/ Craig Litchin
                                        Principal Financial Officer
                                        Date:  May 17, 2002