Form 10QSB
period 2002-06-30
INTELLECTUAL TECHNOLOGY INC
filed 2002-08-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2002

                      Commission file number:  0-29138


                        INTELLECTUAL TECHNOLOGY, INC.
      (Exact name of small business issuer as specified in its charter)


               Delaware                          84-1130227
    (State or other jurisdiction of   (IRS Employer Identification No.)
    incorporation or organization)

                     1040 Joshua Way, Vista, CA  92083-7807
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

Yes -X-  No---

As of August 12, 2002, 9,842,680 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-





                                    INDEX



                                                              Page
                                                             Number

PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


    Balance Sheet, June 30, 2002                                1


    Statements of Operations and Retained Earnings
    (Unaudited) for the three month and six month periods
    ended June 30, 2002 and 2001                                2


    Statements of Cash Flows (Unaudited) for the six
    month periods ended June 30, 2002 and 2001                  3


    Notes to financial statements                               4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       5-7


PART II.  OTHER INFORMATION                                     8


    Signatures                                                  9


                       Intellectual Technology, Inc.
                            FINANCIAL STATEMENTS
                               June 30, 2002


                       Intellectual Technology, Inc.
                               BALANCE SHEET
                               June 30, 2002
                                (Unaudited)

  ASSETS
Current Assets
  Cash and cash equivalents                               $   162,014
  Accounts receivable                                         874,055
  Inventory                                                   679,396
  Prepaid expenses                                             78,289
  Deferred income tax benefits                                  6,974
                                                          -----------

    Total current assets                                    1,800,728

Property and Equipment
  Contract costs and equipment                              7,402,167
  Non-contract equipment - office and warehouse
    equipment, furniture and vehicles                          97,745
                                                          -----------
                                                            7,499,912
  Less:  accumulated depreciation                           6,298,213
                                                          -----------

                                                            1,201,699

Other Assets
  Patents, trademark and loan fee, net of accumulated
    amortization of $711,343                                   22,413
  Deferred income tax benefits, net of current portion         14,465
  Due from related party, net of allowance for doubtful
    account of $31,887                                              -
  Deposits                                                      6,435
                                                          -----------

    Total assets                                          $ 3,045,740
                                                          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $   426,919
  Accrued expenses and interest                                48,873
  Income taxes payable                                         37,914
  Accrued loss reserve                                         22,000
  Current portion of long-term debt                           124,380
  Due to related party                                         11,713
                                                          -----------

    Total current liabilities                                 671,799

Other Liabilities
  Long-term debt, net of current portion                      275,620
  Accrued loss reserve, net of current portion                 21,251
  Due to related party - long term                            117,994
                                                          -----------

                                                              414,865

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.00001 par value, 20,000,000 shares
    authorized, 9,842,680 shares issued and outstanding            98
  Additional paid-in capital                                1,154,452
  Retained earnings                                           804,526
                                                          -----------

                                                            1,959,076
                                                          -----------

    Total liabilities and stockholders' equity            $ 3,045,740
                                                          ===========

  The accompanying notes are an integral part of the financial statements.
                                     1



                       Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                For the three months    For the six months
                                   ended June 30,         ended June 30,
                              ----------------------- -----------------------
                                  2002        2001       2002        2001
                              ----------- ----------- ----------- -----------
REVENUES
  Registration decals income  $ 1,611,428 $ 1,261,704 $ 3,505,491 $ 2,597,911
  Other revenue                         -          35     105,950      76,585
                              ----------- ----------- ----------- -----------
    Total revenues              1,611,428   1,261,739   3,611,441   2,674,496

COST OF REVENUES
  Materials                       469,123     330,423   1,120,828     639,247
  Cost of other revenue                 -           -      74,800      46,700
  Depreciation and amortization
    - contract costs              193,227     108,820     379,582     181,656
  Maintenance                     373,446     216,219     652,414     466,926
  Adjustment to contract losses
    previously recognized          (4,796)     (8,023)     (6,749)    (16,430)
  Other contract expenses          18,640      36,642      20,470      36,642
  Insurance                         3,610       4,188      10,927       7,840
  Property and sales taxes         10,621         300      20,047         600
                              ----------- ----------- ----------- -----------

    Total cost of revenues      1,063,871     688,569   2,272,319   1,363,181
                              ----------- ----------- ----------- -----------

    Gross profit                  547,557     573,170   1,339,122   1,311,315

OPERATING EXPENSES
  Depreciation                      3,406       3,059       6,343       6,465
  Amortization of patent           15,405      15,405      30,810      30,810
  Selling, general and
    administrative expenses       380,057     264,153     754,880     561,188
  Research and development         73,051      44,663     126,708      61,979
                              ----------- ----------- ----------- -----------

    Total operating expenses      471,919     327,280     918,741     660,442
                              ----------- ----------- ----------- -----------

      Income from operations       75,638     245,890     420,381     650,873

OTHER INCOME (EXPENSE)
  Interest income                   1,491       6,120       3,148      12,243
  Interest expense                (36,928)    (21,686)    (60,162)    (42,474)
                              ----------- ----------- ----------- -----------

    Net income before income
      taxes                        40,201     230,324     363,367     620,642

Income taxes                        8,126      89,007     130,226     241,907
                              ----------- ----------- ----------- -----------

    NET INCOME                     32,075     141,317     233,141     378,735

    Retained earnings,
      beginning of period         772,451     368,537     571,385     131,119
                              ----------- ----------- ----------- -----------

    Retained earnings,
      end of period           $   804,526 $   509,854 $   804,526 $   509,854
                              =========== =========== =========== ===========

Income per share: (Basic
  and diluted)                $      0.00 $      0.01 $      0.02 $      0.04
                              =========== =========== =========== ===========

    Wtd. average number of
      shares outstanding        9,842,680   9,923,711   9,842,680   9,923.711
                              =========== =========== =========== ===========

  The accompanying notes are an integral part of the financial statements.
                                     2



                       Intellectual Technology, Inc.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                   For the six months
                                                     ended June 30,
                                            ---------------------------------
                                               2002                   2001
                                            ----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  432,054            $ 1,074,408

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trademark                         (829)                     -
  Increase in deposits                          (1,914)                     -
  Purchase of non-contract equipment           (22,734)                (5,070)
  Investment in contract costs and
    equipment                                 (192,549)              (807,379)
                                            ----------            -----------

      Net cash flows from investing
        activities                            (218,026)              (812,449)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment by related party                         -                  8,774
  New borrowings                               400,000                      -
  Debt repayments                             (658,048)               (81,981)
  Redemption of common stock                         -                (31,800)
                                            ----------            -----------

      Net cash flows from financing
        activities                            (258,048)              (105,007)
                                            ----------            -----------

NET INCREASE (DECREASE) IN CASH                (44,020)               156,952

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          206,034                516,275
                                            ----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $  162,014            $   673,227
                                            ==========            ===========

  The accompanying notes are an integral part of the financial statements.
                                     3



                       Intellectual Technology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002
                                 (Unaudited)



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------
    The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.
    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001.

2.  Long-term Debt
    --------------
    On June 21, 2002, the Company converted a revolving line of credit with a bank totaling $400,000 to a 36-month term loan bearing interest at prime rate plus two percent (6.75% at June 30, 2002). This loan is secured by accounts receivable, equipment and general intangibles.


Item 2.
-------

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

For the six months ended June 30, 2002, 92% of total revenues were derived from the above contracts and agreements.

In March 2002, the Company signed a contract, effective through June 30, 2003, with the State of New Hampshire to produce "Safe Boating Certificate Cards." The State reserves the right to extend this contract each year for up to an additional four years and can also terminate the contract for any reason by giving thirty days written notice. The gross revenue from this contract is expected to be $65,000 in the first contract year and $32,000 annually thereafter. No revenue is expected from this contract until the third quarter of 2002.

In April 2002, the Company signed a contract with the State of Ohio to supply the equipment and media to begin production of 100% of the mail-in vehicle registrations. The gross revenue from this contract is expected to be between $500,000 and $700,000 annually. No revenue is expected from this contract until the third quarter of 2002.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the six months ended June 30th, contract revenues increased from $2,674,000 in 2001, to $3,611,000 in 2002, an increase of $937,000 or
35%. This increase in revenue is primarily due to revenue from an additional contract and other revenue from the sale of printer equipment to other contractors.

Gross profit for the six months ended June 30, 2001 and 2002 were $1,311,000 (49% of sales) and $1,339,000 (37% of sales), respectively.
The gross profit percentage decreased due to lower profit margins from new business as well as higher depreciation allowances due to increased changes in capital cost estimates. The Company expects profit margins to continue to decline due to the competitive bid environment, fixed contract prices and unanticipated costs.

Operating expenses increased $259,000 or 39% from $660,000 for the six months ended June 30, 2001, to $919,000 in 2002. This is primarily due to: (1) Increase in payroll of $57,000 due to the hiring of additional personnel and changes in cost allocations of the payroll of existing personnel from research and development to product demonstration and support, (2) Increased use of outside consultants for the evaluation of new business and demonstration of the Company's products and project coordination of new contracts ($90,000); and
(3) Increase in the amount of $65,000 for research and development. Research and development expenses for the six months ended June 30, 2002 and 2001 were $127,000 (3.5% of sales) and $62,000 (2.3% of sales), respectively. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development. The Company expects future operating expenses to increase, in comparison with 2001, due to relocation of the Company's corporation headquarters to a larger facility, continued use of outside consultants, planned efforts to redesign the Company's products and expand research and development in new products.

Interest expense increased from $43,000 in 2001 to $60,000 in 2002, as lower interest costs due to the pay down of contract cost financing were offset by the use of bank credit lines and the related loan costs thereof. In addition, the Company refinanced existing contract equipment loans at lower interest rates, but incurred a prepayment penalty and expensing of unamortized loan costs totaling, $21,000.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Liquidity and Capital Resources

On May 15, 2002, the Company utilized a $400,000 line of credit with a bank to prepay the remaining balance of contract cost financing in the amount of $379,000. This line of credit was converted to a 36-month term loan with monthly payments of $12,370, including interest at Prime plus two percent (6.75% at June 30, 2002), through June 2005. This loan is secured by accounts receivable, equipment and general intangibles.

The Company has available a $300,000 line of credit with a bank secured by accounts receivable, equipment and general intangibles.
The Company has utilized this credit line at various times in 2002 to meet short-term borrowing needs. However, as of June 30, 2002, there was no outstanding balance. The line bears interest at Prime plus two percent (with a minimum interest rate of 7%) and is subject to renewal in December 2002.

The Company's remaining debt service consists of a patent purchase payment of $5,000 per quarter through March 2011.

The Company expects to spend a minimum of $85,000 on contract costs and equipment in the next two quarters for existing contracts which will be funded from internally generated cash flows and, if necessary, by borrowings from lenders with whom the Company has established relationships.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                             Six months ended June 30,
                                    (Rounded)
                           2002                    2001
                        ----------             -----------

Operating activities    $  432,000             $ 1,074,000
Investing activities      (218,000)               (812,000)
Financing activities      (258,000)               (105,000)
                        ----------             -----------

Net effect on cash     $   (44,000)            $   157,000
                       ===========             ===========


Cash flows provided by operations decreased from $1,074,000 in 2001 to $432,000 in 2002, a decrease of $642,000 due primarily to variations in accounts receivable, inventories and accounts payable (net effect on cash of $567,000) and the redemption of a certificate of deposit in 2001 ($129,000). This was partially offset by an increase in net income before depreciation of $68,000. Cash flows used in investing activities decreased from $812,000 in 2001 to $218,000 in 2002 due to the installation phase of the Louisiana contract in 2001. Net cash of $105,000 was used in financing activities in 2001 and $258,000 in 2002 to pay existing debt service. In 2002, the Company borrowed $400,000 on its line of credit and converted it to permanent financing as mentioned above.


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



                                     INTELLECTUAL TECHNOLOGY, INC.



                                     By: /s/ Craig Litchin
                                         ---------------------------
                                         Principal Financial Officer
                                         Date:  August 12, 2002


                                Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         INTELLECTUAL TECHNOLOGY, INC.



                                         By:
                                         Principal Financial Officer
                                         Date:  August 12, 2002


