Form 10KSB/A
period 2001-12-31
INTELLECTUAL TECHNOLOGY INC
filed 2002-09-19
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB/A

                                AMENDMENT NO. 2

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


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATEDSTOCKHOLDER
            MATTERS

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


ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

Identification of Directors, Executive Officers, and Significant Employees

The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:


Name                    Age           Position


Walter G. Fuller       60          Director, Chairman of the Board

Nicholas Litchin       74          Director

Bradford A. Morrow     47          Director

Christopher M. Welch   33          Director

Other Officers:

Craig Litchin          46          President, Chief Operating Officer,
                                   Treasurer, Principal Financial Officer,
                                   Principal Accounting Officer

George McGill          66          Vice President & Secretary

Robert Neece           54          Former Director, Former Chief Executive
                                   Officer, Former Chairman of the Board,
                                   Former Assistant Secretary


Family Relationships

Craig Litchin is the son of Nicholas Litchin. Walter M. Fuller was once married to the maternal aunt of Christopher M. Welch. There are no other family relationships between any directors or executive officers.




Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including his or her principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Nicholas Litchin is a director of the Company. He was Chairman of the Board of Directors from July 1998 to April 1999. He was Vice Chairman from March
12, 1997 to June 1998, and has been a director of the Company since the formation of Image Technology, Inc., a Nevada corporation and wholly owned subsidiary of the Company, ("Image Technology") in April 1992. Mr. Litchin has been a retired investor since 1991.

Walter G. Fuller has been a Director of the Company and Image Technology since March 12, 1997 and the formation of Image Technology in 1992, respectively. He was appointed Chairman of the Board and Chief Executive Officer of the Company in August of 2001. He is the President of M&S Steel Co., Inc., an Indiana corporation that is a supplier of structural steel to the construction industry.

Christopher M. Welch was elected Director of the Company in February 1999. Mr. Welch was an agent with New York Life from 1995-2000. He attended graduate school during 2001. He is now employed as a staff accountant with Sound Image Inc., a private company in Escondido, CA.

Bradford A. Morrow was elected Director in December 2000. He has been the Managing Director of Paradigm Capital LLC since the Fall of 1997 ("Paradigm"). Paradigm is involved in private placements, mergers and acquisitions and providing consulting services to emerging companies, primarily software and satellite based technologies.

Craig Litchin has been President, Chief Operating Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company since November 30, 2000. Mr. Litchin joined the Company as Vice President in July 1997. Prior to that, he served for eight years as Legal Counsel to the Bitove Corporation ("Bitove"). Bitove, a Canadian company, operated several different businesses throughout Canada.

George McGill was appointed Vice-President and Secretary of the Company on August 30, 2000. He is an attorney in private practice in Cardiff, California and has advised the Company since its inception. Mr. McGill has been practicing law since 1961.


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

                  Annual Compensation         Long-term Compensation Awards
                                              Restricted   Options
                                              Stock        and     Other
Name and Position  Year   Salary    Bonus                  Awards  Sar's   Compensation

Walter Fuller       1999  $   7,250   $  -      -           -    $       -
CEO, Director       2000  $   1,750   $  -      -           -    $       -
                    2001  $       -   $  -      -           -    $       -


Robert Neece        1999  $     750   $  -      -           -    $       -
Former              2000  $   2,250   $  -      -           -    $       -
CEO, Director       2001  $  10,000   $  -      -           -    $       -


Compensation of Directors

The Company has adopted a policy of paying directors $250 per meeting plus salary. Effective December 1, 2000, all directors except Mr. Neece received $500 per month salary. Mr. Neece received $1,000 per month salary and $250 per meeting until his resignation in October 2001.


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

                                          Number of Shares
Name and Address of                       Owned Beneficially  Percent of
Beneficial Owner       Title of Class     and of Record       Class (6)
------------------     --------------     ------------------  --------------
Sandra K. Leatherman     Common Stock     1,601,820 (8)          13.7%
3345 Fosca St.
Carlsbad, CA 92009

Walter G. Fuller          Common Stock     2,974,880(4)          25.4%
217 E. Railroad St.
P.O. Box 299
Garrett, IN  46738

Nicholas Litchin(2)       Common Stock     1,589,760(4)          13.6%
6401 Constitution Dr.
Ft. Wayne, IN  46804

Robert Neece               Common Stock      523,000(4)          4.5%
c/o 303 East 17th Ave.
Denver, Colorado 80202

Christopher M. Welch
920 Sycamore Avenue, #62
Vista, CA  92083          Common Stock     1,379,410(1)(9)     11.8%


Kelly Manoccio
1027 Orchard Lane
Broadview Heights, OH 44147 Common Stock   1,231,610 (9)       10.5%


Craig Litchin
c/o 1040 Joshua Way
Vista, CA 92083            Common Stock         85,000(5)        .7%

George E. McGill
120 Birmingham, #240
Cardiff, CA 92007          Common Stock         439,920(4)      3.8%


Bradford A. Morrow
9025 E. Jenan Dr.
Scottsdale, AZ 85260          Common Stock     130,000(3)        1.1%


All Officers and              Common Stock     9,955,400        85% (6)
Directors as a Group
(5 persons)

(1) Includes options to purchase 195,000 common shares under the Company's stock option plan

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

(3) Includes options to purchase 130,000 common shares under the Company's stock option plan

(4) Includes options to purchase 315,000 common shares under the Company's stock option plan

(5) Includes options to purchase 85,000 common shares under the Company's stock option plan

(6) Adjusted for the effect of 1,882,500 shares issuable upon exercise of outstanding stock options

(8)   Includes 1,651,820 shares held as trustee of the J&S Trust

(9)   Includes 465,020 shares held as beneficial owner of the Janice Welch Trust




ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From April 2000 through January 2001, the Company rented office space for $650 a month from a company partly owned by Nicholas Litchin. For the years ended December 31, 2001 and 2000, the aggregate rent was $650 and $5,949.

As of September 1999, the Company entered into an agreement with American Registration Systems, Inc., a company whose sole shareholder at the time was the late Chief Executive Officer of the Company, for the purchase of a patent for $130,000. For the years ended December 31, 2001 and 2000, installments of principal and interest of $20,000 and $25,000, respectively, were paid, including interest of $9,384 and $10,087, respectively. Future payments are due in quarterly installments of $5,000, inclusive of interest of 6.61%.

During 2000, the Company leased five (5) service vehicles from a company
owned by Kent Litchin, the son of Nicholas Litchin, an ITI Director.   In
2000, the Company paid $28,136 in operating lease payments. During December 2000, the Company purchased the vehicles for $14,089.

During 1999, the Company advanced $28,285 to a trust of the late Chief Executive Officer. The amount due including $3,602 imputed interest is estimated to be uncollectible and has been recorded as a "loss on uncollectible advance to affiliate." For the years ended December 31, 2001 and 2000, the Company recorded imputed interest income of $1,518 and $1,446, respectively.



ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Financial Statements

The following Financial Statements are filed as part of this report:

     Report of Independent Public Accountants

     Balance Sheet - December 31, 2001

     Statements of Operations for the years ended December 31, 2001 and
2000

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



INTELLECTUAL TECHNOLOGY, INC.


By:  /s/ Craig Litchin
Craig Litchin, President and Chief Operating Officer
Date:  September 19, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature              Title                              Date


By:/s/Craig Litchin          President, Chief Operating
                             Officer, Treasurer, Principal   September 19, 2002
Craig Litchin                Principal Financial Officer,
                             Principal Accounting Officer

By:/s/Nicholas Litchin       Director                        September 19, 2002

Nicholas Litchin

By:/s/George McGill          Vice President, Secretary       September 19, 2002

George McGill

By:/s/Walter G. Fuller       Chief Executive Officer,        September 19, 2002
                             Chairman of the Board,
Walter G. Fuller             Director

By:/s/Bradford Morrow        Director                        September 19, 2002

Bradford Morrow

By:/s/Christopher M. Welch   Director                         September 19, 2002

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