Form 10QSB
period 2002-09-30
INTELLECTUAL TECHNOLOGY INC
filed 2002-11-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  September 30, 2002

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

Yes -X-  No---

As of November 13, 2002, 9,842,680 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-





                                    INDEX



                                                              Page
                                                             Number

PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


    Balance Sheet, September 30, 2002                           1


    Statements of Operations and Retained Earnings
    (Unaudited) for the three month and nine month periods
    ended September 30, 2002 and 2001                           2


    Statements of Cash Flows (Unaudited) for the nine
    month periods ended September 30, 2002 and 2001             3


    Notes to financial statements                               4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       5-7

  Item 3.  Controls and Procedures                               8


PART II.  OTHER INFORMATION                                     9


    Signatures                                                 10

    Certifications                                           11-12


                       Intellectual Technology, Inc.
                            FINANCIAL STATEMENTS
                               September 30, 2002


                       Intellectual Technology, Inc.
                               BALANCE SHEET
                            September 30, 2002
                                (Unaudited)

  ASSETS
Current Assets
  Cash and cash equivalents                               $   556,672
  Accounts receivable                                         766,125
  Inventory                                                   809,204
  Prepaid expenses                                             73,158
  Deferred income tax benefits                                  6,500
                                                          -----------

    Total current assets                                    2,211,659

Property and Equipment
  Contract costs and equipment                              7,431,252
  Non-contract equipment - office and warehouse
    equipment, furniture and vehicles                         101,971
                                                          -----------
                                                            7,533,223
  Less:  accumulated depreciation                           6,412,333
                                                          -----------

                                                            1,120,890

Other Assets
  Patents, trademark and loan fee, net of accumulated
    amortization of $713,545                                   21,379
  Deferred income tax benefits, net of current portion         16,039
  Due from related party, net of allowance for doubtful
    account of $31,887                                              -
  Deposits                                                      6,435
                                                          -----------

    Total assets                                          $ 3,376,402
                                                          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $   380,700
  Accrued expenses and interest                                62,869
  Income taxes payable                                        187,759
  Accrued loss reserve                                         22,000
  Current portion of long-term debt                           126,569
  Due to related party                                         11,906
                                                          -----------

    Total current liabilities                                 791,803

Other Liabilities
  Long-term debt, net of current portion                      243,303
  Accrued loss reserve, net of current portion                 18,972
  Due to related party - long term                            114,944
                                                          -----------

                                                              377,219

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.00001 par value, 20,000,000 shares
    authorized, 9,842,680 shares issued and outstanding            98
  Additional paid-in capital                                1,154,452
  Retained earnings                                         1,052,830
                                                          -----------

                                                            2,207,380
                                                          -----------

    Total liabilities and stockholders' equity            $ 3,376,402
                                                          ===========

  The accompanying notes are an integral part of the financial statements.
                                     1



                       Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                For the three months    For the nine months
                                 ended September 30,     ended September 30,
                              ----------------------- -----------------------
                                  2002        2001       2002        2001
                              ----------- ----------- ----------- -----------
REVENUES
  Registration decals income  $ 1,725,240 $ 1,366,796 $ 4,955,696 $ 3,910,115
  Other revenue                         -           -     380,985     131,177
                              ----------- ----------- ----------- -----------
    Total revenues              1,725,240   1,366,796   5,336,681   4,041,292

COST OF REVENUES
  Materials                       494,480     371,298   1,423,271     972,578
  Cost of other revenue                 -           -     266,837      84,667
  Depreciation and amortization
    - contract costs              110,143     141,484     489,725     323,140
  Maintenance                     318,016     275,620     970,429     716,839
  Adjustment to contract losses
    previously recognized          (2,280)    (15,979)     (9,028)    (32,409)
  Other contract expenses           1,592      99,426      22,062     136,067
  Insurance                         2,188       4,620      13,115      12,460
  Property and sales taxes         14,489      26,463      34,536      27,063
                              ----------- ----------- ----------- -----------

    Total cost of revenues        938,628     902,932   3,210,947   2,240,405
                              ----------- ----------- ----------- -----------

    Gross profit                  786,612     463,864   2,125,734   1,800,887

OPERATING EXPENSES
  Depreciation                      3,977       3,470      10,320       9,935
  Amortization of patent            2,202      15,405      33,012      46,215
  Selling, general and
    administrative expenses       341,055     295,287   1,095,935     882,183
  Research and development         22,997      22,123     149,706      84,102
                              ----------- ----------- ----------- -----------

    Total operating expenses      370,231     336,285   1,288,973   1,022,435
                              ----------- ----------- ----------- -----------

      Income from operations      416,381     127,579     836,761     778,452

OTHER INCOME (EXPENSE)
  Interest income                   1,936,      4,079       5,084      16,322
  Interest expense                (11,310)    (20,734)    (71,471)    (63,208)
                              ----------- ----------- ----------- -----------

    Net income before income
      taxes                       407,007     110,924     770,374     731,566

Income taxes                      158,703      43,586     288,929     285,493
                              ----------- ----------- ----------- -----------

    NET INCOME                    248,304      67,338     481,445     446,073

    Retained earnings,
      beginning of period         804,526     509,854     571,385     131,119
                              ----------- ----------- ----------- -----------

    Retained earnings,
      end of period           $ 1,052,830 $   577,192 $ 1,052,830 $   577,192
                              =========== =========== =========== ===========

Income per share: (Basic
  and diluted)                $      0.03 $      0.01 $      0.05 $      0.04
                              =========== =========== =========== ===========

    Wtd. average number of
      shares outstanding        9,842,680   9,842,680   9,842,680   9,869,353
                              =========== =========== =========== ===========

  The accompanying notes are an integral part of the financial statements.
                                     2



                       Intellectual Technology, Inc.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                   For the nine months
                                                     ended September 30,
                                            ---------------------------------
                                               2002                   2001
                                            ----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  894,176            $   844,820

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trademark                       (1,997)                (3,230)
  Increase in deposits                          (1,914)                     -
  Purchase of non-contract equipment           (26,960)                (6,974)
  Investment in contract costs and
    equipment                                 (221,634)              (932,201)
                                            ----------            -----------

      Net cash flows from investing
        activities                            (252,505)              (942,405)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment by related party                         -                  8,774
  New borrowings                               400,000                200,000
  Debt repayments                             (691,033)              (124,553)
  Redemption of common stock                         -                (31,800)
                                            ----------            -----------

      Net cash flows from financing
        activities                            (291,033)                52,421
                                            ----------            -----------

NET INCREASE (DECREASE) IN CASH                350,638                (45,164)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          206,034                516,275
                                            ----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $  556,672            $   471,111
                                            ==========            ===========

  The accompanying notes are an integral part of the financial statements.
                                     3



                       Intellectual Technology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2002
                                 (Unaudited)



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



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement with the State of Indiana to supply the equipment and media (materials used in the preparation of vehicle registration forms) to process the State's vehicle registrations. The term of the Indiana Contract was for an initial period of three years with extensions through October 2002. In October 2002, the Indiana contract was extended through October 31, 2004.

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

For the nine months ended September 30, 2002, 92% of total revenues were derived from the above contracts and agreements.

In March 2002, the Company signed a contract, effective through June 30, 2007, with the State of New Hampshire to produce "Safe
Boating Certificate Cards." The State reserves the right to terminate the contract for any reason by giving thirty days written notice.
The gross revenue from this contract is expected to be $32,000 annually and was $27,000 for the quarter ended September 30, 2002.

In April 2002, the Company signed a contract with the State of Ohio to supply the equipment and media to begin production of 100% of the mail-in vehicle registrations. The gross revenue from this contract is expected to be between $500,000 and $700,000 annually and was $105,000 for the quarter ended September 30, 2002.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the nine months ended September 30th, contract revenues increased from $4,041,000 in 2001, to $5,337,000 in 2002, an increase of $1,296,000 or
32%. This increase in revenue is primarily due to the Louisiana contract achieving full transaction volume in 2002, revenue from additional contracts and other revenue from the sale of printer equipment to other contractors.

Gross profit for the nine months ended September 30, 2001 and 2002 were $1,801,000 (45% of sales) and $2,126,000 (32% of sales), respectively.
The gross profit percentage decreased due to lower profit margins from new business as well as higher depreciation allowances due to increased changes in capital cost estimates. The Company does not expect profit margins from current contracts to continue to decline.

Operating expenses increased $267,000 or 26% from $1,022,000 for the nine months ended September 30, 2001, to $1,289,000 in 2002. This is primarily due to: (1) Increase in payroll of $76,000 due to the hiring of additional personnel and changes in cost allocations of the payroll of existing personnel from research and development to product demonstration and support, (2) Increased use of outside consultants for the evaluation of new business and demonstration of the Company's products and project coordination of new contracts ($93,000); and
(3) Increase in research and development ($66,000). Research and development expenses for the nine months ended September 30, 2002 and 2001 were $150,000 (2.8% of sales) and $84,000 (2.1% of sales), respectively. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.
The Company expects future operating expenses to continue to increase, in comparison with 2001, due to relocation of the Company's corporation headquarters to a larger facility, upgrade of the Company's computer system, continued use of outside consultants, increased demonstration of the Company's products and planned efforts to redesign the Company's products and expand research and development in new products.

Interest expense increased from $63,000 in 2001 to $71,000 in 2002, as lower interest costs due to the pay down of contract cost financing were offset by the use of bank credit lines and the related loan costs thereof. In addition, the Company refinanced existing contract equipment loans at lower interest rates, but incurred a prepayment penalty and expensing of unamortized loan costs totaling, $21,000.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

On May 15, 2002, the Company utilized a $400,000 line of credit with a bank to prepay the remaining balance of contract cost financing in the amount of $379,000. This line of credit was converted to a 36-month term loan with monthly payments of $12,370, including interest at Prime plus two percent (6.75% at September 30, 2002), through June 2005. This loan is secured by accounts receivable, equipment and general intangibles.

The Company has available a $300,000 line of credit with a bank secured by accounts receivable, equipment and general intangibles.
The Company has utilized this credit line at various times in 2002 to meet short-term borrowing needs. However, as of September 30, 2002, there was no outstanding balance. The line bears interest at Prime plus two percent (with a minimum interest rate of 7%) and is subject to renewal in December 2002.

The Company's remaining debt service consists of a patent purchase payment of $5,000 per quarter through March 2011.

At this time, the Company expects no significant investment in Contract costs and equipment in the next quarter.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                          Nine months ended September 30,
                                    (Rounded)
                           2002                    2001
                        ----------             -----------

Operating activities    $  894,000             $   845,000
Investing activities      (252,000)               (942,000)
Financing activities      (291,000)                 52,000
                        ----------             -----------

Net effect on cash     $   351,000             $   (45,000)
                       ===========             ===========


Cash flows provided by operations decreased from $845,000 in 2001 to $894,000 in 2002, an increase of $49,000 due primarily to an increase in net income before depreciation of $251,000. This was partially offset by variations in accounts receivable, inventories and accounts payable (net decrease in cash of $73,000) and the redemption of a certificate of deposit in 2001 (which increased cash by $129,000 in 2001). Cash flows used in investing activities decreased from $942,000 in 2001 to $253,000 in 2002 due to the installation phase of the Louisiana contract in 2001. Net cash of $52,000 was provided by financing activities in 2001 primarily due to additional borrowing of $200,000 less debt repayment of $125,000. Net cash used in financing activities was $291,000 in 2002 of which $215,000 was used to payoff the Company's line of credit and the remainder to pay down long-term debt. In 2002, the Company borrowed $400,000 on its line of credit and converted it to permanent financing as mentioned above.


Item 3. - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, also acting as Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of November 12, 2002, (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               99.1 Certification of Chief Executive Officer and Chief
                    Financial Officer of the Company, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None


                                Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     INTELLECTUAL TECHNOLOGY, INC.



                                     By: /s/ Craig Litchin
                                         ---------------------------
                                         Principal Financial Officer
                                         Date:  November 13, 2002


                                Certifications

I, Craig Litchin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intellectual Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                     /s/ Craig Litchin
                                           Principal Executive Officer
                                           Principal Financial Officer