Form 10KSB
period 2002-12-31
INTELLECTUAL TECHNOLOGY INC
filed 2003-04-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                   TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29138

                          INTELLECTUAL TECHNOLOGY, INC.
                          -----------------------------
           (Name of Small Business Issuer as specified in its charter)

          Delaware                                            84-1130227
          --------                                            ----------
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                        1040 Joshua Way, Vista, CA 92083
                        --------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (760) 599-8080
                                 --------------
               Registrant's Telephone Number, Including Area Code

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended December 31, 2002 were $6,316,957.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 11, 2003 was $885,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

As of April 11, 2003, the Registrant had outstanding 9,842,680 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990, or to Registrant's Report on Form 8-K dated March 27, 1997.

     Transitional Small Business Disclosure Format:    Yes     No  X


                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

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

Industry and Company Background

Vehicle registration services are operated by all 51 US & many foreign jurisdictions. Governments use vehicle registration as a means of collecting revenues and to provide an orderly method of regulating the ownership and transfer of motor vehicles. Management of the Company recognizes that traditional methods of motor vehicle registration have resulted in delays experienced by members of the public, significant personnel and facility costs, the waste of preprinted materials and a generally inefficient disbursement process, as well as significant losses occasioned by fraud and theft. Based upon discussions with law enforcement officials, ITI believes that losses attributable to these problems are in the millions of dollars.

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

The ITI Printing System and Related Print Media

The ITI printing system allows for the real time, on-site creation of vehicle registration forms and license decals on blank stock, including the imprinting of the vehicle license plate number on the decal. Materials used in the preparation of vehicle registration or other forms are referred to as "media" (blank roll or sheet paper, decal and printer ribbon). This on-demand printing capability allows Departments of Motor Vehicles to reduce fraud and theft, increase revenue collection, and reduce personnel, inventory, and facility costs as a result of increased efficiencies. The ITI printing system is designed to operate both from stand-alone units in a printer server environment within a Department of Motor Vehicles ("DMV") office and from self-service terminals (SST's) that can be placed in locations remote from DMV offices. One of the ITI stand-alone printers was patented September 20, 1994. The self-service terminal was patented on November 13, 1990. The Company purchased both of these patents on October 31, 1995.

The ITI Printing System and Related Print Media (continued)

The Company believes that the ITI printing system resolves the problems described above in "Industry and Company Background," in that it prints a vehicle registration with an applied decal on blank stock, thereby eliminating inventory and inventory management, as well as the need to dispose of preprinted stock at year-end. Additionally, it satisfies the security demands of Departments of Motor Vehicles in that it applies the vehicle license plate number to the decal, causing the decal to become significantly less valuable to thieves. The ITI printing system is equipped with software that accounts for all transactions effected through the printer, significantly reducing the likelihood of DMV employee fraud or theft. Finally, when combined with automated teller technology, the ITI printer system is capable of acting as a self-service terminal for motor vehicle registrations, which can be established either in DMV offices or in remote locations, reducing personnel and facilities' costs. None of the Company's products or services requires government approval. The Company is not aware of any existing or probable government regulations that would affect its business.

Other printing products and technologies

For two of the Company's contracts, the Company purchased stand-alone printers from the manufacturer. The Company does not own the patents on these printers. These printers are also operated in a printer server environment. ITI furnishes blank paper stock with a blank decal affixed for the printing process.

Whether the ITI printing system or other printing technology is employed depends upon the size of registration, the number of decals issued per transaction and the desired speed of printing. ITI also provides the software to integrate the printing system with the State's computer system.

Marketing and Sales

The primary market for the Company's printing systems and services consists of the Department of Motor Vehicles in each of the 50 U. S. states, the District of Columbia and Canada.

The Company believes that its experience working with State Motor Vehicle administrators and the limited number of competitors in this market permit the Company to approach the vehicle registration and renewal market with significant efficiencies. Consequently, the Company markets its products and services through its in-house marketing and sales staff.

The Company solicits interest in its products primarily through direct contact with DMV officials and attendance at industry conferences. The initial marketing package consists of brochures and color photographs. References of DMV officials of states where the Company has installed its products are supplied, along with an offer to demonstrate these products.

Contracts

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") to implement ITI's printing system solution in Indiana. The initial term of the Indiana Contract was for a period of three years. Several amendments have extended the contract through October 31, 2004.

In the fourth quarter of 1998, the Company entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. On April 1, 1999, ITI supplied the equipment and media to process 100% of the annual registrations in South Dakota. This contract expires on March 31, 2004.

Effective January 1, 2001, the Company entered into a Subcontractor Agreement with a contractor for the State of Louisiana Department of Public Safety and Corrections Office of Motor Vehicles. In June 2001, ITI supplied the equipment and media to begin production of 100% of the mail-in vehicle registrations and in September 2001, branch installation began. In 2002, the installation of ITI's equipment statewide was completed. The Company expects this subcontractor agreement to be in effect at least through December 2004.

In April 2002, the Company signed a contract with the State of Ohio to supply the equipment and media to begin production of 100% of the mail-in vehicle registrations. This contract expires June 30, 2003, but is subject to annual renewal by the State at the end of each contract year.

In March 2002, the Company signed a contract, effective through June 30, 2007, with the State of New Hampshire to produce "Safe Boating Certificate Cards". The State reserves the right to terminate the contract for any reason by giving thirty days written notice.

For the year ended December 31, 2002, 96% of ITI's total revenues were derived from the above contracts and agreements.

Manufacturing and Supply

The Company has used subcontractors to manufacture and supply most components and subassemblies of ITI's printing system. Other stand-alone printers are purchased from Datamax Corporation, the manufacturer. 3M Corporation produces the decal used by all printing systems. NCR CORPORATION, Moore North America and Data Papers supply the paper materials on which the registrations are printed. Dai Nippon IMS America through its distributor system supplies the thermal ribbon used in the printing process. The Company has identified alternative vendor sources for the print media.

Competition

The Company has identified the automation of vehicle registrations and registration decal printing as its primary market. Currently there are few competitors targeting this niche market. In some markets, however, state agencies have decided to bundle the automation of the vehicle registration process into an overall upgrade of state computer and information systems projects. In these situations, where the business targeted by the Company is a component of a larger technology project, there are many potential competitors, primarily large computer manufacturers and information technology companies. Several of these larger companies have approached the Company seeking to partner on these opportunities.

In addition to motor vehicle registrations, the Company believes its technology is suitable for other types of government issued registrations or certificates. An example of this is the New Hampshire contract mentioned above. The successful fulfillment of existing government contracts and resulting customer satisfaction may allow the Company a competitive advantage in these areas.

Research & Development

For the years ended December 31, 2002 and 2001, the Company spent approximately $199,000 and $96,000, respectively on research and development activities. None of these costs were borne directly by customers.

Environmental laws

The Company's cost of compliance with environmental laws (federal, state, local) is estimated to be insignificant.

Employees

The Company has fourteen full-time employees and three part-time employees, excluding directors, of which four are in executive or administrative positions, five are in engineering, R&D or information technology, two are marketing personnel and six are maintenance personnel. The Company also retains four marketing consultants and one business consultant. No union currently represents any of the Company's employees, and the Company believes that its relations with its employees are good.

REPORTS TO SECURITY HOLDERS

The Company will send an annual report consisting of the form 10-KSB containing the annual audited financial statements with the notice of annual meeting and proxy statements.

The Company is a "reporting company" as defined by the Securities Act of 1933. The Company files form 10-Q on a quarterly basis and form 10-KSB annually.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company electronically files its reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company's web site is http://www.iti4dmv.com.
------------------                            ----------------------


ITEM 2.    PROPERTIES

The Company occupies 5,948 square feet of office and light industrial space in Vista, California for administrative, customer support, engineering, equipment maintenance and research and development activities. The monthly rental is $4,700, subject to cost of living adjustments and maintenance expenses, through February 2007. The Company also leases approximately 1,875 square feet of office/warehouse space in Carmel, Indiana for maintenance and customer support. The monthly rental is $1,233 per month through October 2004. The Company believes that these facilities are adequate to meet its anticipated needs for the foreseeable future. In the opinion of management, the Company's properties are adequately covered by insurance.


ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings currently pending.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on October 23, 2002, the following actions were taken:

     1)   Nicholas Litchin, Walter G. Fuller, Bradford A. Morrow and Christopher
          M. Welch were reelected to the Board of Directors.
     2) Comiskey & Company P.C., of Denver, CO was ratified to serve as auditors of the Company for the year ended December 31, 2002.


                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The principal market for the Company's common stock is the Over the Counter Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as reported by Quicken.com

                Quarter Ended         High Bid             Low Bid

                March 31, 2001        $   0.65            $   0.13
                June 30, 2001         $   0.51            $   0.21
                September 2001        $   0.24            $   0.24
                December 2001         $   0.40            $   0.20
                March 31, 2002        $   0.51            $   0.08
                June 30, 2002         $   0.20            $   0.09
                September 30, 2002    $   0.25            $   0.09
                December 31, 2002     $   0.09            $   0.09
                March 31, 2003        $   0.09            $   0.09

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

As of April 11, 2003, the Company had approximately 67 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.


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

Plan of Operation

In 2003, the Company expects to continue to respond to "Requests For Proposal" from various government agencies. The Company anticipates that the capital requirements of any new contracts and existing debt service will be funded from present cash balances, future cash flows from operations or, if necessary, by borrowing from lenders, with which, the Company has existing or past relationships. The Company does not expect any significant capital requirements from existing contracts in 2003. The Company has committed additional resources in 2003 to complete the design (which began in 2002) and manufacture of prototypes of a next generation stand-alone printer. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development and the testing of present products for potential new customers. The Company does not expect to purchase any other significant plant or equipment or make significant changes in the number of employees.

Liquidity and Capital Resources

During the last two fiscal years, the Company has been able to utilize cash flows from operations to repay debt and fund all new investment in contract costs and equipment.

On May 15, 2002 the Company utilized a $400,000 line-of-credit with a bank to prepay the remaining balance of contract cost financing in the amount of $379,000. This line of credit was converted to a 36-month term loan with monthly payments of $12,370, including interest at 7%, through July 2005. This loan is secured by accounts receivable, equipment and general intangibles

The Company has available a $300,000 line-of-credit with a bank secured by accounts receivable, equipment and general intangibles. The Company has utilized this credit line at various times in 2002 to meet short-term borrowing needs. However, as of December 31, 2002 and the date of this filing, there was no outstanding balance. The line bears interest at Prime plus two percent (with a minimum interest rate of 7%) and is subject to renewal in December 2003.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                      Year ended December 31,
                                    2002                 2001
                                    ----                 ----

Operating Activities         $     908,000       $     719,000
Investing Activities              (274,000)         (1,038,000)
Financing Activities              (322,000)              9,000
                                  --------             -------

Net effect on cash           $     312,000       $    (310,000)
                                   -------       --------------


Cash flows provided by operations increased from $719,000 in 2001 to $908,000, an increase of $189,000 due primarily to a combination of the following factors:
(1) increase in net profits before depreciation and other non-cash charges or credits-$226,000; (2) lower increased investment in inventory and accounts receivable in 2002 versus 2001 due to additional contracts-$107,000; and (3) higher utilization of deferred assets in 2001 to reduce income tax payments-($139,000). Cash used in investing activities decreased from $1,038,000 to $274,000 primarily due to the differences in investment in the Louisiana subcontract in 2001 and the Ohio and New Hampshire contracts in 2002. Cash used in financing activities in 2002 was $322,000 in 2002 as the Company continued to pay down long-term debt in excess of new borrowings.

Results of Operations

For the year ended December 31, 2002 contract revenues increased from $4,843,000 to $6,317,000, an increase of $1,474,000. This increase in revenue was primarily due to: (1) the installation phase of the Louisiana subcontract in 2001 versus almost a full year of operations in 2002-$864,000; (2) Additional revenue from the Ohio and New Hampshire contracts-$288,000; and (3) Additional revenue from sale of printer equipment-$209,000.

Gross profit increased from $2,144,000 (44.3% of sales) to $2,327,000 (36.8% of sales), an increase of $183,000. Due to a change in management's estimates, $260,000 of a $310,000 contract loss provision accrued in 2000 was reversed in 2001 and $22,000 was reversed in 2002. Impairment losses from the write down of excess equipment parts were $93,000 in 2001 and $22,000 in 2002. Considering the effect of the contract loss provisions and impairment losses on a two-year comparison, gross profit would have increased by $357,000 in 2002 over 2001 and the gross profit percentage in 2001 would have been 40.7% rather than 44.3%. The Company expects that 2003 gross profit margins will improve as existing contracts mature. However, overall future gross margins are also dependent on the timing and magnitude of new contracts and the Company's ability to control media and maintenance costs for existing contracts.

Operating expenses increased 26% from $1,339,000 in 2001 to $1,695,000 in 2002, an increase of $356,000. Selling, general and administrative expenses increased from $1,168,000 to $1,444,000, an increase of $276,000 or 24%. This is primarily due to: (1) Increase in payroll of $101,000 due the hiring of additional personnel, bonuses and changes in cost allocations of the payroll of existing personnel from R&D to product demonstration and support, (2) Increased use of outside consultants for the evaluation of new business, demonstration of the Company's products and project coordination of new contracts ($96,000); and (3) Increased marketing expenses for product demonstration, attending industry conferences and meeting with state officials-$51,000. Research and development increased from $96,000 (2% of sales) in 2001 to $199,000 (3.2% of sales), an increase of $103,000. The Company committed additional resources in 2002 to a next generation stand-alone printer and self-service terminal. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

The Company has $28,000 in loss reserves as of December 31, 2002 that were recognized in 2000. The Company is hopeful that, as in 2002, these anticipated losses will not materialize.

The Company recorded $22,000 and $93,000 in impairment losses in 2002 and 2001, respectively for the loss in value of printer parts. These parts can be used both for the repair of existing printers and the manufacture of the next generation printer. The value of these parts as of December 31, 2002 is estimated to be $53,000. The Company may need to record additional impairment charges in 2003.

The Company maintains on average, at least a three months' supply of media for each contract. The failure of a State to extend a contract or an early contract termination could result in the write-down of inventory left over at the end of the contract period or the write-off of the book value of contract costs and equipment. The Company has no knowledge at this time that these events will occur. If these events do occur, the Company believes that the transition period of replacing contractors will allow reduction of these losses. As of December 31, 2002, the book value of contract costs and equipment and inventory of contracts expiring in 2003 is $39,000 and $74,000, respectively.

Effect of Inflation and Foreign Currency Exchange

The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requests companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one that is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements included in this Form 10-KSB. Although not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, we have identified the policies below as critical to our business operations and understanding of our results of operations. Note that the preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors, Executive Officers, and Significant Employees

The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:

Name                    Age           Position


Walter G. Fuller        61            Director, Chairman of the Board

Nicholas Litchin        74            Director

Bradford A. Morrow      47            Director

Christopher M. Welch    33            Director

Other Officers:

Craig Litchin           47            President, Chief Operating Officer,
                                      Treasurer, Principal Financial Officer,
                                      Principal Accounting Officer

George McGill           67            Vice President & Secretary


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

Walter G. Fuller has been a Director of the Company and Image Technology since March 12, 1997 and the formation of Image Technology in 1992, respectively. He was appointed Chairman of the Board and Chief Executive Officer of the Company in August of 2001. He is the President of M&S Steel Co., Inc., an Indiana corporation that is a supplier of structural steel to the construction industry since 1971.

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


ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer. No other executive officers of the Company received in excess of $100,000 of salary and bonus from the Company during the year ended December 31, 2002:

                      Annual Compensation       Long-term Compensation Awards
                   ------------------------   ----------------------------------
                                              Restricted   Options
                          Director's          Stock        and      Other
Name and Position  Year   Fees        Bonus   Awards       Sar's    Compensation
-----------------  ----   ----------  -----   ----------   -------  ------------

Walter Fuller      2000   $   1,750   $  -      -             -     $     -
CEO, Director      2001   $   7,250   $  -      -             -     $     -
                   2002   $   6,750   $  -      -             -     $     -

Compensation of Directors

Until October 1, 2002, the Company had adopted a policy of paying directors $250 per meeting plus directors fees of $500 per month as employees. Effective October 1, 2002, all directors are treated as independent contractors, but receive the same remuneration.

Employment Agreements

Mr. Keith Winn entered into an employment agreement with the Company to serve as its Chief Technology Officer. This agreement became effective May 1, 2001 and had a term of one year. The agreement was renewed for an additional year on April 30, 2002 subject to termination and severance clauses. The agreement provides for annual compensation of $150,000.

Termination of Employment and Change of Control Arrangements

None.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the total number of shares of the Company's outstanding voting stock owned by beneficial owners owning more than 5% and each director and officer of the Company, and by all officers and directors as a group.

                                              Number of Shares
Name and Address of                           Owned Beneficially  Percent of
Beneficial Owner              Title of Class  and of Record       Class (6)
------------------            --------------  ------------------  ------------

Beneficial owners owning more than 5% other than management
-----------------------------------------------------------

Sandra K. Leatherman           Common Stock      1,601,820 (8)        13.9%
3345 Fosca St.
Carlsbad, CA 92009

Kelly Manoccio
1027 Orchard Lane
Broadview Heights, OH 44147    Common Stock      1,231,610 (9)        10.7%


Beneficial ownership of officers and directors
----------------------------------------------

Walter G. Fuller               Common Stock      2,974,880(4)         25.7%
217 E. Railroad St.
P.O. Box 299 Garrett, IN 46738

Nicholas Litchin               Common Stock      1,589,760(2)(4)      13.8%
6401 Constitution Dr.
Ft. Wayne, IN 46804

Christopher M. Welch
920 Sycamore Avenue, #62
Vista, CA  92083               Common Stock      1,379,410(1)(9)      11.9%

Craig Litchin
c/o 1040 Joshua Way
Vista, CA 92083                Common Stock         85,000(5)           .7%

George E. McGill
120 Birmingham, #240
Cardiff, CA 92007              Common Stock        439,920(4)          3.8%

Bradford A. Morrow
9025 E. Jenan Dr.
Scottsdale, AZ 85260           Common Stock        130,000(3)          1.1%

All Officers and               Common Stock      6,598,970            57.1% (6)
Directors as a Group
(6 persons)

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

(3) Includes options to purchase 130,000 common shares under the Company's stock option plan

(4) Includes options to purchase 315,000 common shares under the Company's stock option plan

(5) Includes options to purchase 85,000 common shares under the Company's stock option plan

(6) Adjusted for the effect of 1,717,500 shares issuable upon exercise of outstanding stock options plus 9,842,680 shares outstanding for a total of 11,560,180 shares.

(8)  Includes 1,601,820 shares held as trustee of the J&S Trust

(9)  Includes 465,020 shares held as beneficial owner of the Janice Welch Trust


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements

The following Financial Statements are filed as part of this report:

     Report of Independent Public Accountants

     Balance Sheet - December 31, 2002

     Statements of Operations for the years ended December 31, 2002 and 2001

     Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001

     Statements of Cash Flows for the years ended December 31, 2002 and 2001

     Notes to Financial Statements

(b)  Reports on Form 8-K

None.

(c)  Exhibits

3.1(a)    Certificate of Incorporation (1).

3.1(b)    Amendment to Certificate of Incorporation (2).

3.2       Bylaws 4(i). Specimen Stock Certificate (1).

21.       Subsidiaries of Registrant. (3).

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

     (1) Incorporated by reference to Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990.

     (2) Incorporated by reference to Registrant's Registration on Form 8-A, filed April 10, 1997.

     (3) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1996.


ITEM 14.    CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the principal financial officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTELLECTUAL TECHNOLOGY, INC.


By:  /s/ Craig Litchin
Craig Litchin, President, Chief Operating Officer and Principal Financial
Officer

Date:  April 14, 2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature              Title                              Date


By:/s/Craig Litchin          President, Chief Operating
                             Officer, Treasurer, Principal    April 14, 2003
Craig Litchin                Principal Financial Officer,
                             Principal Accounting Officer

By:/s/Nicholas Litchin       Director                         April 14, 2003

Nicholas Litchin

By:/s/George McGill          Vice President, Secretary        April 14, 2003

George McGill

By:/s/Walter G. Fuller       Chief Executive Officer,         April 14, 2003
                             Chairman of the Board,
Walter G. Fuller             Director

By:/s/Bradford Morrow        Director                         April 14, 2003

Bradford Morrow

By:/s/Christopher M. Welch   Director                         April 14, 2003

Christopher M. Welch

                                 Certifications


I, Craig Litchin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Intellectual Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003                     /s/ Craig Litchin
                                         Principal Executive Officer
                                         Principal Financial Officer

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

         Statements of Operations                                    F-3

         Statement of Stockholder's Equity                           F-4

         Statements of Cash Flows                                    F-5

         Notes to Financial Statements                         F-6 through F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



We have audited the accompanying balance sheet of Intellectual Technology, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellectual Technology, Inc. as of December 31, 2002, and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 28, 2003
                                                        PROFESSIONAL CORPORATION

                          Intellectual Technology Inc.
                                  BALANCE SHEET
                                December 31, 2002

  ASSETS
  ------
Current Assets
  Cash and cash equivalents                                                     $      518,220
  Accounts receivable                                                                  457,225
  Inventory                                                                            723,648
  Deferred income tax benefits                                                           4,977
  Prepaid income taxes                                                                   4,681
  Prepaid expenses                                                                      83,761
                                                                                ----------------

   Total current assets                                                              1,792,512

Property and Equipment
  Contract equipment                                                                 7,426,294
  Non-contract equipment - office, warehouse equipment, furniture and vehicles         103,628
                                                                                ----------------
                                                                                     7,529,922
  Less: accumulated depreciation                                                     6,535,957
                                                                                ----------------
                                                                                       993,965

Other Assets
  Patents trademark and loan fee, net of accumulated amortization of $715,747           19,334
  Deferred income tax benefits, net of current portion                                  22,306
  Due from related party, net allowance for doubtful account of $31,887                      -
  Deposits                                                                               6,347
                                                                                ----------------

    Total assets                                                                $    2,834,464
                                                                                ================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current Liabilities
  Accounts payable                                                              $      180,954
  Accrued expenses and interest                                                         67,205
  Income taxes payable                                                                   7,154
  Accrued loss reserve                                                                  22,000
  Note payable                                                                         128,775
  Due to related party                                                                  15,007
                                                                                ----------------

    Total current liabilities                                                          421,095

Long-term Liabilities
  Note payable, net of current portion                                                 210,425
  Accrued loss reserve, net of current portion                                           5,788
  Due to related party, net of current portion                                         111,844
                                                                                ----------------
                                                                                       328,057
                                                                                ----------------

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares authorized,
    no shares issued or outstanding                                                          -
  Common stock, $0.00001 par value, 20,000,000 shares authorized,
    9,842,680 shares issued and outstanding                                                 98
  Additional paid-in capital                                                         1,154,452
  Retained earnings                                                                    930,762
                                                                                ----------------

                                                                                     2,085,312
                                                                                ----------------

    Total liabilities and stockholders' equity                                  $    2,834,464
                                                                                ================


    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology Inc.
                             STATEMENT OF OPERATIONS
                 For the years ended December 31, 2002 and 2001


                                                                    2002                2001
                                                              ----------------    ----------------
REVENUES
  Transaction fees                                            $    5,930,859      $    4,695,304
  Other revenue                                                      386,098             148,061
                                                              ----------------    ----------------

    Total revenues                                                 6,316,957           4,843,365

COST OF REVENUES
  Depreciation and amortization - contract costs                     611,426             416,677
  Insurance                                                           18,387              18,870
  Maintenance                                                      1,221,204             935,359
  Materials                                                        1,758,587           1,170,187
  Costs of other revenue                                             270,330              98,435
  Other contract expenses                                             49,009             193,408
  Impairment loss - equipment parts                                   22,212              92,699
  Reduction in provision for contract losses                         (22,212)           (266,263)
  Property taxes                                                      60,536              40,410
                                                              ----------------    ----------------

    Total cost of revenues                                         3,989,479           2,699,782
                                                              ----------------    ----------------

    Gross profit                                                   2,327,478           2,143,583

OPERATING EXPENSES
  Depreciation                                                        16,347              13,818
  Amortization of patent                                              35,214              61,620
  Selling, general and administrative expenses                     1,444,148           1,167,886
  Research and development                                           199,254              96,013
                                                              ----------------    ----------------

                                                                   1,694,963           1,339,337
                                                              ----------------    ----------------

    Income from operations                                           632,515             804,246

OTHER INCOME (EXPENSE)
  Interest income                                                      7,077              20,282
  Loss on uncollectible advance to affiliate                               -             (31,887)
  Interest expense                                                   (82,218)            (84,724)
                                                              ----------------    ----------------

    Income before income taxes                                       557,374             707,917

  Income tax expense                                                 197,997             267,651
                                                              ----------------    ----------------

  NET INCOME                                                  $      359,377      $      440,266
                                                              ================    ================

  Income per share: (Basic)                                   $         0.04      $         0.04
                                                              ================    ================

  Income per share: (Diluted)                                 $         0.04      $         0.04
                                                              ================    ================

    Weighted average number of shares outstanding - basic          9,842,680           9,842,680
                                                              ================    ================

    Weighted average number of shares outstanding - diluted        9,842,680           9,919,246
                                                              ================    ================


    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2002 and 2001




                              Common Stock
                       ---------------------------    Additional
                          Number                       paid-in        Retained
                        of shares        Amount        capital        earnings        Totals
                       ------------   ------------   ------------   ------------   ------------

Balances as of
  January 1, 2001       10,000,000    $       100    $ 1,186,250    $   131,119    $ 1,317,469

Stock redeemed for
cash during year          (157,320)            (2)       (31,798)             -        (31,800)

Net income                       -              -              -        440,266        440,266
                       ------------   ------------   ------------   ------------   ------------

Balances as of
  December 31, 2001      9,842,680             98      1,154,452        571,385      1,725,935

Net income                       -              -              -        359,377        359,377
                       ------------   ------------   ------------   ------------   ------------

Balances as of
  December 31, 2002      9,842,680    $        98    $ 1,154,452    $   930,762    $ 2,085,312
                       ============   ============   ============   ============   ============






























    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology Inc.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001


                                                                2002                2001
                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $      359,377      $      440,266
  Adjustments to reconcile net income to net cash flows
   from operating activities
    Amortization of loan fees                                     12,056              10,798
    Depreciation and amortization                                662,987             492,115
    Deferred income taxes                                          3,256             142,461
    Decrease in loss reserves                                    (22,212)           (260,000)
    Impairment loss - equipment parts                             22,212              92,699
    Loss on uncollectible advance to affiliate                         -              31,887
    Other adjustments                                             (1,826)              4,471
    Decrease (increase) in current assets
      Certificate deposit                                              -             128,677
      Accounts receivable                                        (40,050)           (120,477)
      Accounts receivable - related party                              -              13,802
      Prepaid expenses and other current assets                   26,414                 531
      Prepaid income taxes                                        63,723             (44,704)
      Inventory                                                   10,683            (406,236)
    Increase (decrease) in current liabilities
      Accounts payable                                          (211,626)            199,766
      Accrued expenses and interest                               17,061               7,644
      Income taxes payable                                         5,597             (14,286)
                                                          ----------------    ----------------

      Net cash flows from operating activities                   907,652             719,414

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trademark                                         (2,153)             (1,040)
  Purchases of non-contract equipment                            (32,721)             (9,241)
  Investment in contract costs and equipment                    (238,888)         (1,028,132)
                                                          ----------------    ----------------

    Net cash flows from investing activities                    (273,762)         (1,038,413)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings                                                 400,000             214,600
  Debt repayments                                               (721,704)           (168,216)
  Repayment by related party                                           -               8,774
  Redemption of common stock                                           -             (31,800)
  Loan costs                                                           -             (14,600)
                                                          ----------------    ----------------

    Net cash flows from financing activities                    (321,704)              8,758
                                                          ----------------    ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             312,186            (310,241)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   206,034             516,275
                                                          ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $      518,220      $      206,034
                                                          ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the year for interest                  $       60,896      $       69,550
                                                          ================    ================
  Cash paid during the year for income taxes              $      137,311      $      192,096
                                                          ================    ================


    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



1.   Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------
     Description of Business
     -----------------------
     Intellectual Technology, Inc. ("ITI," "the Company"), a Delaware corporation, is engaged in the design, manufacture, and sale or lease of printer systems and media for the automated printing of motor vehicle registration forms and license plate decals. The Company's printing systems are currently installed in the states of Indiana, Louisiana, Ohio and South Dakota. These printing systems are designed both as stand-alone units which are used in individual motor vehicle registration offices and mailrooms, and have been incorporated into self-service terminal ("SST") machines. ITI provides equipment, software, media, training and support for the operation of all installed systems.

     Principles of Consolidation
     ---------------------------
     The accompanying financial statements include Intellectual Technology, Inc. and its wholly owned subsidiary, Image Technology, Inc., a Nevada corporation. There are no inter-company transactions due to the inactivity of Image Technology, Inc.

     Property, Equipment and Depreciation
     ------------------------------------
     Contract costs and equipment have been capitalized, and include the manufactured cost of the printers and other support equipment, SST's, operating software, installation, freight, contract startup costs, and other costs incidental to making the equipment operational.

     All costs are recovered in the ratio that transactions to date bear to total estimated transactions over the contract terms including renewals. The amount of cost recovery (depreciation) charged to operations in the current period is based on management's estimates of future transactions. Differences in actual transactions from those estimated by management could materially change the rate of cost recovery charged to operations.

     Repairs and Maintenance
     -----------------------
     Maintenance costs are expensed as incurred. All costs associated with maintenance contracts are prorated over the period of the maintenance contract.

     Inventory
     ---------
     Inventory consists of media (paper, ribbon, and decals) used to produce the motor vehicle registration forms and decals. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

     Non-contract Equipment
     ----------------------
     Cost  of  equipment  used  in  operations  has  been   capitalized  and  is
     depreciated using the declining balance method over useful lives of 3 to 7 years.

     Advertising Costs
     -----------------
     Costs associated with advertising are expensed in the year incurred.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



1.   Description  of Business  and Summary of  Significant  Accounting  Policies
     ---------------------------------------------------------------------------
     (continued)
     -----------
     Intangibles
     -----------
     Patent costs are capitalized, and are amortized over the remaining useful lives of the patents, which originally had been 17 years from issue. However, as of June 30, 2002, the lives of these patents were extended by 24 months, as determined by management, due to the extension of a related contract.

     Certain costs to obtain debt financing have been deferred and are amortized over the length of the loan using the straight line method.

     Research and Development
     ------------------------
     Research and development costs are expensed as incurred,

     Cash and Equivalents
     --------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

     Significant Concentrations
     --------------------------
     For the year ended December 31, 2002, transaction fees from three contracts accounted for 91% of total revenues. For the year ended December 31, 2001, transaction fees from three contracts accounted for 98% of total revenues.

     As of December 31, 2002, accounts receivable from three customers accounted for approximately 90% of accounts receivable.

     From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2002 was approximately $461,000.

     Earnings per Share
     ------------------
     Basic earnings per share are computed using the weighted average number of shares outstanding. Fully diluted earnings per share are computed using the treasury stock method as to potential dilutive securities.

     Fair Value of Financial Instruments
     -----------------------------------
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

2.   Working Capital
     ---------------
     At December 31, 2002, the working capital of the Company was $1,371,417 and the current ratio was 4.26 to 1.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



3.   Related Party Transactions
     --------------------------
     As of September 1999, the Company entered into an agreement with ARS, for the purchase of a patent for $130,000 plus accrued interest. For the years ended December 31, 2002 and 2001, $8,431 and $10,616 of this amount were repaid, and $8,665 and $9,384 were charged to interest expense, respectively. The remainder of the payable, $126,851 plus accrued interest of $2,096, is due in quarterly installments of $5,000, inclusive of interest of 6.61%.

     For the year ended December 31, 2002, the Company has a related party receivable totaling $31,887, including interest of $3,602. As of December 31, 2002, this amount had been fully offset by an allowance for doubtful account.

4.   Notes Payable and Long-term Debt
     --------------------------------
     The Company converted a $400,000 line-of-credit into an installment note in June 2002. The Company is obligated under the following note at December 31, 2002:

                                                        Short-term    Long-term
                                                        ----------    ---------

     Prime plus two percent
     (minimum of 7% at December 31, 2002).
     Secured by miscellaneous equipment and
     assignment of certain accounts receivable.
     Principal and interest are payable in monthly
     installments of $12,370.
     Matures June 2005,                                 $ 128,775     $ 210,425
                                                        ==========    =========

     Scheduled note maturities on debt over the next five years and in the aggregate are as follows:

          For the year ended
              December 31,                          Amount
              ------------                          ------

                 2003                            $   128,775
                 2004                                126,206
                 2005                                 84,219
                                                 ------------

                                                 $   339,200
                                                 ============

5.   Line-of-Credit
     --------------
     The Company has available a $300,000 line-of-credit with a bank secured by accounts receivable, equipment and general intangibles. The line bears interest at Prime plus two percent with a minimum interest rate of 7% (7% at December 31, 2002) and matures in December 2003. There was no outstanding balance on this line at December 31, 2002.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



6.   Leases
     ------
     As of December 31, 2002, the Company leases for its own use office space and office equipment under non-cancelable operating leases expiring in the years 2003 to 2007.

     Future minimum lease payment on non-cancelable operating leases over the next five years are as follows:


               For the year ended
                   December 31,                           Amount
                   ------------                           ------

                        2003                          $    88,999
                        2004                               78,633
                        2005                               62,650
                        2006                               56,400
                        2007                                9,400


     Rent expense for the year ended December 31, 2002 was $88,229. Rent expense for the year ended December 31, 2001 was $85,574, net of sublease income of $6,710.

7.   Income Taxes
     ------------
     The components of the provision for income taxes are as follows:

                                                      2002              2001
                                                      ----              ----

          Current federal income tax expense       $  171,418       $  116,154
          State and local income taxes currently
              paid or payable                          39,898           25,298
          Flow through credits and other              (16,575)         (12,279)
          Deferred tax increase                         3,256          138,478
                                                   -----------      -----------


              Income tax expense                   $  197,997       $  267,651
                                                   ===========      ===========

     The Company has $27,788 of projected contract losses deductible for income tax purposes in 2003 and 2004. The Company also has approximately $50,000 in California Credits for Increasing Research Activities available to offset future California tax. The following are the components of the Company's deferred tax assets and liabilities:

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



7. Income Taxes (continued)
   ------------------------
                                                               2002
                                                               ----
            Projected losses, depreciation,
               allowances and miscellaneous                 $  15,283
            Research and development credits                   50,000
            Valuation allowance - Research and
               development credits                            (38,000)
                                                            ----------
            Total deferred tax assets                       $  27,283
                                                            ----------

            Deferred tax liabilities                        $       -
                                                            ==========

     Reconciliation between statutory federal income tax rate and the effective income tax rates based on income before income taxes and extraordinary items:

                                                               2002       2001
                                                               ----       ----

            Statutory federal income tax rate                  34.0%      34.0%
            Federal income tax credits and other adjustments   (2.7%)      0.9%

            State income taxes, net of federal tax benefit      4.2%       2.9%
                                                            ---------    -------
            Effective income tax rates                         35.5%      37.8%
                                                            =========    =======

8.   Stockholders' Equity
     --------------------
     Preferred Stock
     ---------------
     At December 31, 2002, the Company has authorized a total of 1,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors. No preferred shares are outstanding, nor have any series of preferred shares been designated.

     Common Stock
     ------------
     At December 31, 2002, a total of 20,000,000 shares of $0.00001 par value common stock were authorized, and 9,842,680 were issued and outstanding.

     Warrants
     --------
     The following warrants to purchase common shares expired April 17, 2002:

              Number               Type                     Exercise
            of Warrants         of Warrant                   Price
            -----------         ----------                   -----
              200,000             Class A                 $ 12.50/share
              200,000             Class B                 $ 12.50/share

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



8.   Stockholder' Equity (continued)
     -------------------------------
     Stock Transfer and Exchange with Image Technology, Inc.
     -------------------------------------------------------
     On March 12, 1997, the Company entered into a stock transfer and exchange agreement with Image Technology, Inc. As a result of the transaction, the shareholders of Image Technology, Inc. acquired collectively a 90% interest in the reporting company, with the remaining 10% ownership retained by the original shareholders. The transaction has been accounted for as a recapitalization of the private company, Image Technology, Inc. The accompanying financial statements include the cumulative results of operations of Image Technology, Inc. prior to the acquisition and the cumulative and current results of operations of Intellectual Technology, Inc. and Image Technology, Inc. on a consolidated basis subsequent to the transaction.

     Stock Options
     -------------
     In a transaction more fully described in Note 9, the Company issued 1,567,500 stock options to purchase shares of stock in the Company at $0.38 and $0.18 per share.

     Stockholders Equity and Comprehensive Income
     --------------------------------------------
     SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



9.   Stock Option Plan
     -----------------
     On December 8, 2000, the directors of Intellectual Technology, Inc. issued options under the 2000 Stock Option Plan ("2000 Plan") consisting of a pool of 2,500,000 stock options. This pool of options will be reduced by the shares issued upon the exercise of the options issued under the 1999 Stock Option Grant Plan ("1999 Plan"). The 1999 Plan will remain in full effect until no options awarded under this plan remain outstanding. As of December 31, 2002, 5,000 non-qualified options issued under the 1999 plan remain outstanding. During the year ended December 31, 2001 170,000 stock options were forfeited and the remaining 1,350,000 stock options outstanding were voluntarily relinquished and reissued with substantially the same exercise features under the 2000 Plan.

     A summary of option activity is as follows (all values restated for stock splits).

                                                  Weighted                      Weighted
                                    Shares        Average                       Average
                                    Under         Exercise      Options         Exercise
                                    Option        Price         Exercisable     Price
                                    ---------     ---------     -----------     ---------

     December 31, 2000             1,882,500      $   0.32         977,500      $   0.38

     Options granted                 150,000          0.25               -             -
     Previous options vesting              -             -         442,500          0.38
     Options forfeited                     -             -               -             -
     Options exercised                     -             -               -             -
                                   ----------     ---------     -----------     ---------

     Options outstanding as of
       December 31, 2001           2,032,500          0.32       1,420,000          0.38

     Options granted                       -             -               -             -
     Previous options vesting              -             -         447,500          0.19
     Options forfeited              (315,000)         0.34        (250,000)         0.38
     Options exercised                     -             -               -             -
                                   ----------     ---------     -----------     ---------

     Options outstanding as of
       December 31, 2002           1,717,500      $   0.32       1,617,500      $   0.33
                                   ==========     =========     ===========     =========

     Options have exercise prices of $0.38, $0.25 and $0.18.


     All of the options granted expire at various times over a period of five years from the date of grant in the case of significant shareholders and five years from the date of vest for all others and have the following vesting characteristics:



          Number of options         Vesting period         Vested at December 31, 2002
          -----------------         --------------         --------------------------

              1,170,000              Immediately                    1,170,000
                397,500                1 year                         397,500
                150,000     one third over each of 3 years             50,000
              ---------                                             ---------

              1,717,500                                             1,617,500
              =========                                             =========

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



9.   Stock Option Plan (continued)
     -----------------------------
     Pro Forma Disclosure
     --------------------
     The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation costs were recorded for options issued at prices which reflect no intrinsic value at the grant or modification date. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk free interest rate, net income would have been decreased to the pro forma amounts as follows for the years ending December 31:


                                 2002                         2001
                      --------------------------   --------------------------
                      As              Pro          As              Pro
                      Reported        Forma        Reported        Forma
                      -----------     ----------   -----------     ----------

     Net income       $  359,377      $  347,877   $  440,266      $  433,558
                      ===========     ==========   ===========     ==========

     Net income
     per share        $     0.04      $     0.04   $     0.04      $     0.04
                      ===========     ==========   ===========     ==========

     The average fair value of options granted during fiscal 2001 was $0.23; no options were granted or modified in 2002. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of
     7.0 percent for fiscal 2001; expected life of 1,825 days for the year ended December 31, 2001; dividend yield percentage of 0%; and volatility of 333% for the year ended December 31, 2001.