Form 10QSB
period 2003-03-31
INTELLECTUAL TECHNOLOGY INC
filed 2003-05-13
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2003

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

Yes -X-  No---

As of May 14, 2003, 9,842,680 shares of common stock, par value
$0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-






                                    INDEX



                                                              Page
                                                             Number

PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


    Balance Sheet, March 31, 2003                               1


    Statements of Operations and Retained Earnings
    (Unaudited) for the three month periods
    ended March 31, 2003 and 2002                               2


    Statements of Cash Flows (Unaudited) for the three
    month periods ended March 31, 2003 and 2002                 3


    Notes to financial statements                               4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       5-7

  Item 3.  Controls and Procedures                              8


PART II.  OTHER INFORMATION                                     9


    Signatures                                                 10

    Certifications                                             11



                       Intellectual Technology, Inc.
                            FINANCIAL STATEMENTS
                               March 31, 2003



                       Intellectual Technology, Inc.
                               BALANCE SHEET
                               March 31, 2003
                                (Unaudited)

  ASSETS
Current Assets
  Cash and cash equivalents                               $   824,694
  Accounts receivable                                         883,290
  Inventory                                                   704,084
  Prepaid expenses                                            103,554
  Deferred income tax benefits                                  7,155
                                                          -----------

    Total current assets                                    2,522,777

Property and Equipment
  Contract costs and equipment                              7,426,445
  Non-contract equipment - office and warehouse
    equipment, furniture and vehicles                         115,684
                                                          -----------
                                                            7,542,129
  Less:  accumulated depreciation                           6,682,118
                                                          -----------

                                                              860,011

Other Assets
  Patents, trademark and loan fee, net of accumulated
    amortization of $717,949                                   17,132
  Deferred income tax benefits, net of current portion         15,929
  Due from related party, net of allowance for doubtful
    account of $31,887                                              -
  Deposits                                                      6,865
                                                          -----------

    Total assets                                          $ 3,422,714
                                                          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $   209,556
  Accrued expenses and interest                                80,959
  Income taxes payable                                        213,915
  Accrued loss reserve                                         27,788
  Current portion of long-term debt                           131,064
  Due to related party                                         18,159
                                                          -----------

    Total current liabilities                                 681,441

Other Liabilities
  Long-term debt, net of current portion                      176,780
  Due to related party - long term                            108,692
                                                          -----------

                                                              285,472

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.00001 par value, 20,000,000 shares
    authorized, 9,842,680 shares issued and outstanding            98
  Additional paid-in capital                                1,154,452
  Retained earnings                                         1,301,251
                                                          -----------

                                                            2,455,801
                                                          -----------

    Total liabilities and stockholders' equity            $ 3,422,714
                                                          ===========

  The accompanying notes are an integral part of the financial statements.
                                     1




                       Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                    For the three months
                                       ended March 31,
                                  -----------------------
                                      2003        2002
                                  ----------- -----------
REVENUES
  Transaction fees                $ 1,857,471 $ 1,619,028
  Other revenue                         7,328     380,985
                                  ----------- -----------
    Total revenues                  1,864,799   2,000,013

COST OF REVENUES
  Materials                           467,698     459,668
  Cost of other revenue                     -     266,837
  Depreciation and amortization
    - contract costs                  140,999     186,355
  Maintenance                         243,361     278,970
  Adjustment to contract losses
    previously recognized                   -      (1,953)
  Other contract expenses                   -       1,830
  Insurance                             6,410       7,317
  Property and sales taxes             12,551       9,426
                                  ----------- -----------

    Total cost of revenues            871,019   1,208,450
                                  ----------- -----------

    Gross profit                      993,780     791,563

OPERATING EXPENSES
  Depreciation                          5,162       2,937
  Amortization of patent                2,202      15,405
  Selling, general and
    administrative expenses           331,196     374,820
  Research and development             53,019      53,658
                                  ----------- -----------

    Total operating expenses          391,579     446,820
                                  ----------- -----------

      Income from operations          602,201     344,743

OTHER INCOME (EXPENSE)
  Interest income                       1,441       1,657
  Interest expense                     (9,953)    (23,234)
                                  ----------- -----------

    Net income before income
      taxes                           593,689     323,166

Income taxes                          223,200     122,100
                                  ----------- -----------

    NET INCOME                        370,489     201,066

    Retained earnings,
      beginning of period             930,762     571,385
                                  ----------- -----------

    Retained earnings,
      end of period               $ 1,301,251 $   772,451
                                  =========== ===========

Income per share: (Basic
  and diluted)                    $      0.04 $      0.02
                                  =========== ===========

    Wtd. average number of
      shares outstanding            9,842,680   9,842,680
                                  =========== ===========

  The accompanying notes are an integral part of the financial statements.
                                     2




                       Intellectual Technology, Inc.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                   For the three months
                                                      ended March 31,
                                            ---------------------------------
                                               2003                   2002
                                            ----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  350,556            $   115,756

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trademark                            -                   (437)
  Increase in deposits                            (518)                (4,700)
  Purchase of non-contract equipment           (12,057)               (11,754)
  Investment in contract costs and
    equipment                                     (151)               (58,257)
                                            ----------            -----------

      Net cash flows from investing
        activities                             (12,726)               (75,148)

CASH FLOWS FROM FINANCING ACTIVITIES
  New borrowings                                     -                175,000
  Debt repayments                              (31,356)               (44,782)
                                            ----------            -----------

      Net cash flows from financing
        activities                             (31,356)               130,218
                                            ----------            -----------

NET INCREASE IN CASH                           306,474                170,826

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          518,220                206,034
                                            ----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $  824,694            $   376,860
                                            ==========            ===========

  The accompanying notes are an integral part of the financial statements.
                                     3




                       Intellectual Technology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2003
                                 (Unaudited)



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------
    The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002.



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

Contracts

In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicle Commission (the "BMVC") to implement ITI's printing system solution in Indiana. The initial term of the Indiana Contract was for a period of three years. Several amendments have extended the contract through October 31, 2004.

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

In March 2002, the Company signed a contract, effective through June 30, 2007,with the State of New Hampshire to produce "Safe Boating Certificate Cards." The State reserves the right to terminate the contract for any reason by giving thirty days written notice.

For the three months ended March 31, 2003, 99% of ITI's total revenues were derived from the above contracts and agreements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

For ease in presenting the financial data, figures have been rounded to to the nearest thousand.

For the three months ended March 31, 2003, transaction fee revenues increased from $1,619,000, to $1,858,000, an increase of $239,000 or 15%.
This increase in revenue is primarily due to revenue from additional contracts. Other revenues decreased from $381,000 to $7,000, due to non-core revenue from the sale of printer equipment to other contractors in 2002 and the timing of supplemental contract billings. Other revenues are not necessarily representative of the Company's ongoing business operations. Total revenues decreased from $2,000,000 to $1,865,000. Historically, more transaction fees have been generated in the first three quarters of the Company's fiscal year. The first quarter typically is the highest (30% of the total) and the fourth quarter is the lowest (under 17% of the total).

Gross profit for the three-month comparisons increased from $792,000 in 2002 (40% of sales) to $994,000 (53% of sales) in 2003, an increase of $202,000. The gross profit percentage increased due to lower depreciation allowances (longer useful lives) from contract extensions and lower material and maintenance costs. The Company expects future profit margins to somewhat decline due to the competitive bid environment, fixed contract prices and unanticipated costs.

Operating expenses decreased $55,000 or 12% from $447,000 for the three months ended March 31, 2002, to $392,000 in 2003. This is primarily due to a decrease in pre-contract costs and marketing expenses of $80,000; partially offset by an increase in payroll of $26,000 due the hiring of two additional personnel. Research and development expenses for the three months ended March 31, 2003 and 2002 were $53,000 (2.8% of sales) and $54,000 (2.7% of sales), respectively. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $23,000 in 2002 to $10,000 in 2003, due to the refinancing and pay down of contract cost financing.


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

In April 2003, the Company paid off contract cost financing in the amount of $308,000.

The Company's remaining debt service consists of a patent purchase payment of $5,000 per quarter through March 2011.

At this time, the Company expects no significant investment in contract costs and equipment in the next quarter.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                           Three months ended March 31,
                                    (Rounded)
                           2003                    2002
                        ----------             -----------

Operating activities    $  350,000             $   116,000
Investing activities       (13,000)                (75,000)
Financing activities       (31,000)                130,000
                        ----------             -----------

Net effect on cash     $   306,000             $   171,000
                       ===========             ===========


Cash flows provided by operations increased from $116,000 in 2002 to $350,000 in 2003, an increase of $234,000 due primarily to an increase in net income before depreciation and amortization of $113,000 and net decreases in accounts receivable. Cash flows used in investing activities decreased from $75,000 in 2002 to $13,000 in 2003 because the Company did not install any contract equipment in the March 2003 quarter. Net cash of $31,000 was used in financing activities in 2003 for debt service. In 2002, the Company borrowed $175,000 on its line of credit and expended $45,000 for debt service.


Item 3. - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, also acting as Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) as of May 5, 2003, (the "Evaluation Date"), has concluded that, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


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



                                     INTELLECTUAL TECHNOLOGY, INC.



                                     By: /s/ Craig Litchin
                                         ---------------------------
                                         Principal Financial Officer
                                         Date:  May 14, 2003


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

Date: May 14, 2003                         /s/ Craig Litchin
                                           Principal Executive Officer
                                           Principal Financial Officer

