Form 10QSB
period 2003-06-30
INTELLECTUAL TECHNOLOGY INC
filed 2003-08-12
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2003

                      Commission file number:  0-29138


                        INTELLECTUAL TECHNOLOGY, INC.
      (Exact name of small business issuer as specified in its charter)


               Delaware                          84-1130227
    (State or other jurisdiction of   (IRS Employer Identification No.)
    incorporation or organization)

                     1040 Joshua Way, Vista, CA  92081-7807
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

Yes -X-  No---

As of August 5, 2003, 9,842,680 shares of common stock, par value
$0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-






                                    INDEX



                                                              Page
                                                             Number

PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


    Balance Sheet, June 30, 2003                                1


    Statements of Operations and Retained Earnings
    (Unaudited) for the three month and six month periods
    ended June 30, 2003 and 2002                                2


    Statements of Cash Flows (Unaudited) for the six
    month periods ended June 30, 2003 and 2002                  3


    Notes to financial statements                               4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       5-7

  Item 3.  Controls and Procedures                              8


PART II.  OTHER INFORMATION                                     9


    Signatures                                                 10

    Certifications                                             11



                       Intellectual Technology, Inc.
                            FINANCIAL STATEMENTS
                                June 30, 2003



                       Intellectual Technology, Inc.
                               BALANCE SHEET
                               June 30, 2003
                                (Unaudited)

  ASSETS
Current Assets
  Cash and cash equivalents                               $   920,188
  Accounts receivable                                         813,098
  Inventory                                                   668,918
  Prepaid expenses                                            115,010
  Deferred income tax benefits                                  7,155
                                                          -----------

    Total current assets                                    2,524,369

Property and Equipment
  Contract costs and equipment                              7,477,560
  Non-contract equipment - office and warehouse
    equipment, furniture and vehicles                         127,813
                                                          -----------
                                                            7,605,373
  Less:  accumulated depreciation                           6,826,871
                                                          -----------

                                                              778,502

Other Assets
  Patents, trademark and loan fee, net of accumulated
    amortization of $720,151                                   15,084
  Deferred income tax benefits, net of current portion         15,929
  Due from related party, net of allowance for doubtful
    account of $31,887                                              -
  Deposits                                                      6,865
                                                          -----------

    Total assets                                          $ 3,340,749
                                                          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $   189,635
  Accrued expenses and interest                                86,073
  Income taxes payable                                        236,415
  Accrued loss reserve                                         24,225
  Due to related party                                         21,363
                                                          -----------

    Total current liabilities                                 557,711

Other Liabilities
  Due to related party - long term                            105,488
                                                          -----------

                                                              105,488

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.00001 par value, 20,000,000 shares
    authorized, 9,842,680 shares issued and outstanding            98
  Additional paid-in capital                                1,154,452
  Retained earnings                                         1,523,000
                                                          -----------

                                                            2,677,550
                                                          -----------

    Total liabilities and stockholders' equity            $ 3,340,749
                                                          ===========

  The accompanying notes are an integral part of the financial statements.
                                     1




                       Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                For the three months    For the six months
                                   ended June 30,         ended June 30,
                              ----------------------- -----------------------
                                  2003        2002       2003        2002
                              ----------- ----------- ----------- -----------
REVENUES
  Transaction fees            $ 1,725,307 $ 1,611,428 $ 3,582,778 $ 3,505,491
  Other revenue                    10,992           -      18,320     105,950
                              ----------- ----------- ----------- -----------
    Total revenues              1,736,299   1,611,428   3,601,098   3,611,441

COST OF REVENUES
  Materials                       452,911     469,123     915,521   1,120,828
  Cost of other revenue            10,839           -      15,928      74,800
  Depreciation and amortization
    - contract costs              140,614     193,227     281,613     379,582
  Maintenance                     273,471     373,446     516,624     652,414
  Adjustment to contract losses
    previously recognized          (3,563)     (4,796)     (3,563)     (6,749)
  Other contract expenses           8,883      18,640       8,883      20,470
  Insurance                         6,480       3,610      12,890      10,927
  Property and sales taxes         12,587      10,621      25,138      20,047
                              ----------- ----------- ----------- -----------

    Total cost of revenues        902,222   1,063,871   1,773,034   2,272,319
                              ----------- ----------- ----------- -----------

    Gross profit                  834,077     547,557   1,828,064   1,339,122

OPERATING EXPENSES
  Depreciation                      5,657       3,406      10,819       6,343
  Amortization of patent            2,202      15,405       4,404      30,810
  Selling, general and
    administrative expenses       428,139     380,057     759,542     754,880
  Research and development         35,202      73,051      88,221     126,708
                              ----------- ----------- ----------- -----------

    Total operating expenses      471,200     471,919     862,986     918,741
                              ----------- ----------- ----------- -----------

      Income from operations      362,877      75,638     965,078     420,381

OTHER INCOME (EXPENSE)
  Interest income                   1,919       1,491       3,360       3,148
  Interest expense                (10,299)    (36,928)    (20,252)    (60,162)
                              ----------- ----------- ----------- -----------

    Net income before income
      taxes                       354,497      40,201     948,186     363,367

Income taxes                      132,748       8,126     355,948     130,226
                              ----------- ----------- ----------- -----------

    NET INCOME                    221,749      32,075     592,238     233,141

    Retained earnings,
      beginning of period       1,301,251     772,451     930,762     571,385
                              ----------- ----------- ----------- -----------

    Retained earnings,
      end of period           $ 1,523,000 $   804,526 $ 1,523,000 $   804,526
                              =========== =========== =========== ===========

Income per share: (Basic
  and diluted)                $      0.02 $      0.00 $      0.06 $      0.02
                              =========== =========== =========== ===========

    Wtd. average number of
      shares outstanding        9,842,680   9,842,680   9,842,680   9,842,680
                              =========== =========== =========== ===========

  The accompanying notes are an integral part of the financial statements.
                                     2




                       Intellectual Technology, Inc.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                   For the six months
                                                     ended June 30,
                                            ---------------------------------
                                               2003                   2002
                                            ----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  817,292            $   432,054

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trademark                         (155)                  (829)
  Increase in deposits                            (518)                (1,914)
  Purchase of non-contract equipment           (24,185)               (22,734)
  Investment in contract costs and
    equipment                                  (51,266)              (192,549)
                                            ----------            -----------

      Net cash flows from investing
        activities                             (76,124)              (218,026)

CASH FLOWS FROM FINANCING ACTIVITIES
  New borrowings                                     -                400,000
  Debt repayments                             (339,200)              (658,048)
                                            ----------            -----------

      Net cash flows from financing
        activities                            (339,200)              (258,048)
                                            ----------            -----------

NET INCREASE (DECREASE) IN CASH                401,968                (44,020)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          518,220                206,034
                                            ----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $  920,188            $   162,014
                                            ==========            ===========

  The accompanying notes are an integral part of the financial statements.
                                     3




                       Intellectual Technology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2003
                                 (Unaudited)



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

In April 2002, the Company signed a contract with the State of Ohio to supply the equipment and media to begin production of 100% of the mail-in vehicle registrations. This contract expired June 30, 2003, but is subject to annual renewal by the State at the end of each contract year. In May 2003, this contract was renewed through June 2004.

In March 2002, the Company signed a contract, effective through June 30, 2007,with the State of New Hampshire to produce "Safe Boating Certificate Cards." The State reserves the right to terminate the contract for any reason by giving thirty days written notice.

For the six months ended June 30, 2003, 99% of ITI's total revenues were derived from the above contracts and agreements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

For ease in presenting the financial data, figures have been rounded to to the nearest thousand.

For the six months ended June 30, 2003, transaction fee revenues increased from $3,230,000, to $3,583,000, an increase of $353,000 or 11%.
This increase in revenue is primarily due to revenue from additional contracts. Other revenues decreased from $381,000 to $11,000, due to non-core revenue from the sale of printer equipment to other contractors in 2002 and the timing of supplemental contract billings. Other revenues are not necessarily representative of the Company's ongoing business operations. Historically, more transaction fees have been generated in the first three quarters of the Company's fiscal year. The first quarter typically is the highest (30% of the total) and the fourth quarter is the lowest (under 17% of the total).

Gross profit for the six-month comparisons increased from $1,339,000 in 2002 (37% of sales) to $1,828,000 (51% of sales) in 2003, an increase of $489,000. The gross profit percentage increased due to lower depreciation allowances (longer useful lives) from contract extensions and lower material and maintenance costs. The Company expects future profit margins to somewhat decline due to the competitive bid environment, fixed contract prices and unanticipated costs.

Selling, general and administrative expenses increased $5,000 from $755,000 for the six months ended June 30, 2002, to $760,000 in 2003.
There was a decrease in pre-contract costs and marketing expenses of $50,000 offset by an increase in payroll of $59,000 due to the hiring of two additional personnel. The Company expects that pre-contract and marketing expenses will increase for the remainder of the fiscal year due to increased expenditures in the third quarter relative to contract bids. Research and development expenses for the six months ended June 30, 2003 and 2002 were $88,000 (2.4% of sales) and $127,000 (3.5% of sales), respectively. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $60,000 in 2002 to $20,000 in 2003, due to the refinancing and pay down of contract cost financing.


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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                            Six months ended June 30,
                                    (Rounded)
                           2003                    2002
                        ----------             -----------

Operating activities    $  817,000             $   432,000
Investing activities       (76,000)               (218,000)
Financing activities      (339,000)               (258,000)
                        ----------             -----------

Net effect on cash     $   402,000             $   (44,000)
                       ===========             ===========


Cash flows provided by operations increased from $432,000 in 2002 to $817,000 in 2003, an increase of $385,000 due primarily to an increase in net income before depreciation and amortization of $239,000 and net decreases in accounts receivable of $100,000 and increased income tax accruals in 2003. Cash flows used in investing activities decreased from $218,000 in 2002 to $76,000 in 2003 due to the timing of contract installations. Net cash of $339,000 was used in financing activities in 2003 to pay off all bank financing. In 2002, the Company borrowed $400,000 on its line of credit, paid off contract financing in the amount of $438,000 and expended $220,000 for other debt service.


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



                                     INTELLECTUAL TECHNOLOGY, INC.



                                     By: /s/ Craig Litchin
                                         ---------------------------
                                         Principal Financial Officer
                                         Date:  August 12, 2003


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

Date: August 12, 2003                      /s/ Craig Litchin
                                           Principal Executive Officer
                                           Principal Financial Officer

