Form 10QSB
period 2003-09-30
INTELLECTUAL TECHNOLOGY INC
filed 2003-11-12
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 2003

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

Yes -X-  No---

As of November 10, 2003, 9,842,680 shares of common stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-






                                    INDEX



                                                              Page
                                                             Number

PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


    Balance Sheet, September 30, 2003                           1


    Statements of Operations and Retained Earnings
    (Unaudited) for the three month and nine month periods
    ended September 30, 2003 and 2002                           2


    Statements of Cash Flows (Unaudited) for the nine
    month periods ended September 30, 2003 and 2002             3


    Notes to financial statements                               4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       5-7

  Item 3.  Controls and Procedures                              8


PART II.  OTHER INFORMATION                                     9


    Signatures                                                 10




                       Intellectual Technology, Inc.
                            FINANCIAL STATEMENTS
                             September 30, 2003



                       Intellectual Technology, Inc.
                               BALANCE SHEET
                            September 30, 2003
                                (Unaudited)

  ASSETS
Current Assets
  Cash and cash equivalents                               $   866,722
  Bid bond deposit                                            500,000
  Accounts receivable                                         755,006
  Inventory                                                   759,253
  Prepaid expenses                                             99,251
  Deferred income tax benefits                                  5,139
                                                          -----------

    Total current assets                                    2,985,371

Property and Equipment
  Contract costs and equipment                              7,480,841
  Non-contract equipment - office and warehouse
    equipment, furniture and vehicles                         138,092
                                                          -----------
                                                            7,618,933
  Less:  accumulated depreciation                           6,987,384
                                                          -----------

                                                              631,549

Other Assets
  Patents, trademark and loan fee, net of accumulated
    amortization of $722,353                                   13,217
  Deferred income tax benefits, net of current portion          8,468
  Due from related party, net of allowance for doubtful
    account of $31,887                                              -
  Deposits                                                      6,865
                                                          -----------

    Total assets                                          $ 3,645,470
                                                          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $   258,689
  Accrued expenses and interest                                94,449
  Income taxes payable                                        277,088
  Accrued loss reserve                                         27,788
  Due to related party                                         21,363
                                                          -----------

    Total current liabilities                                 679,377

Other Liabilities
  Due to related party - long term                            105,488
                                                          -----------

                                                              105,488

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.00001 par value, 20,000,000 shares
    authorized, 9,842,680 shares issued and outstanding            98
  Additional paid-in capital                                1,154,452
  Retained earnings                                         1,706,055
                                                          -----------

                                                            2,860,605
                                                          -----------

    Total liabilities and stockholders' equity            $ 3,645,470
                                                          ===========

  The accompanying notes are an integral part of the financial statements.
                                     1




                       Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                For the three months    For the nine months
                                 ended September 30,     ended September 30,
                              ----------------------- -----------------------
                                  2003        2002       2003        2002
                              ----------- ----------- ----------- -----------
REVENUES
  Transaction fees            $ 1,891,431 $ 1,725,240 $ 5,474,209 $ 4,955,696
  Other revenue                     8,702           -      27,022     380,985
                              ----------- ----------- ----------- -----------
    Total revenues              1,900,133   1,725,240   5,501,231   5,336,681

COST OF REVENUES
  Materials                       543,325     494,480   1,458,847   1,423,271
  Cost of other revenue             2,939           -      18,866     226,837
  Depreciation and amortization
    - contract costs              155,596     110,143     437,209     489,725
  Maintenance                     300,302     318,016     816,926     970,429
  Adjustment to contract losses
    previously recognized           3,563      (2,280)          -      (9,028)
  Other contract expenses               -       1,592       8,883      22,062
  Insurance                         6,552       2,188      19,442      13,115
  Property and sales taxes         11,700      14,489      36,838      34,536
                              ----------- ----------- ----------- -----------

    Total cost of revenues      1,023,977     938,628   2,797,011   3,210,947
                              ----------- ----------- ----------- -----------

    Gross profit                  876,156     786,612   2,704,220   2,125,734

OPERATING EXPENSES
  Depreciation                      7,235       3,977      18,054      10,320
  Amortization of patent            2,202       2,202       6,606      33,012
  Selling, general and
    administrative expenses       477,585     341,055   1,237,127   1,095,935
  Research and development        101,209      22,997     189,430     149,706
                              ----------- ----------- ----------- -----------

    Total operating expenses      588,231     370,231   1,451,217   1,288,973
                              ----------- ----------- ----------- -----------

      Income from operations      287,925     416,381   1,253,003     836,761

OTHER INCOME (EXPENSE)
  Interest income                   1,805       1,936       5,165       5,084
  Interest expense                 (3,525)    (11,310)    (23,777)    (71,471)
                              ----------- ----------- ----------- -----------

    Net income before income
      taxes                       286,205     407,007   1,234,391     770,374

Income taxes                      103,150     158,703     459,098     288,929
                              ----------- ----------- ----------- -----------

    NET INCOME                    183,055     248,304     775,293     481,445

    Retained earnings,
      beginning of period       1,523,000     804,526     930,762     571,385
                              ----------- ----------- ----------- -----------

    Retained earnings,
      end of period           $ 1,706,055 $ 1,052,830 $ 1,706,055 $ 1,052,830
                              =========== =========== =========== ===========

Income per share: (Basic
  and diluted)                $      0.02 $      0.03 $      0.08 $      0.05
                              =========== =========== =========== ===========

    Wtd. average number of
      shares outstanding        9,842,680   9,842,680   9,842,680   9,842,680
                              =========== =========== =========== ===========

  The accompanying notes are an integral part of the financial statements.
                                     2




                       Intellectual Technology, Inc.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                   For the nine months
                                                    ended September 30,
                                            ---------------------------------
                                               2003                   2002
                                            ----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  782,057            $   894,176

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trademark                         (490)                (1,997)
  Increase in deposits                            (518)                (1,914)
  Purchase of non-contract equipment           (38,800)               (26,960)
  Investment in contract costs and
    equipment                                  (54,547)              (221,634)
                                            ----------            -----------

      Net cash flows from investing
        activities                             (94,355)              (252,505)

CASH FLOWS FROM FINANCING ACTIVITIES
  New borrowings                                     -                400,000
  Debt repayments                             (339,200)              (691,033)
                                            ----------            -----------

      Net cash flows from financing
        activities                            (339,200)              (291,033)
                                            ----------            -----------

NET INCREASE IN CASH                           348,502                350,638

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          518,220                206,034
                                            ----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $  866,722            $   556,672
                                            ==========            ===========

  The accompanying notes are an integral part of the financial statements.
                                     3




                       Intellectual Technology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2003
                                 (Unaudited)



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

In the fourth quarter of 1998, the Company entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. On April 1, 1999, ITI supplied the equipment and media to process 100% of the annual registrations in South Dakota. This contract expires on March 31, 2004. The Company expects that the contract will be extended.

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

For the nine months ended September 30, 2003, 96% of ITI's total revenues were derived from the above contracts and agreements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

For ease in presenting the financial data, figures have been rounded to to the nearest thousand.

For the nine months ended September 30, 2003, transaction fee revenues increased from $4,956,000, to $5,474,000, an increase of $518,000 or 10%.
This increase in revenue is primarily due to revenue from additional contracts. Other revenues decreased from $381,000 to $27,000, due to non-core revenue from the sale of printer equipment to other contractors in 2002 and the timing of supplemental contract billings. Other revenues are not necessarily representative of the Company's ongoing business operations. Historically, more transaction fees have been generated in the first three quarters of the Company's fiscal year. The first quarter typically is the highest (30% of the total) and the fourth quarter is the lowest (under 17% of the total).

Gross profit for the nine-month comparisons increased from $2,125,000 in 2002 (40% of sales) to $2,704,000 (49% of sales) in 2003, an increase of $579,000 or 27%. The gross profit percentage increased due to lower depreciation allowances (longer useful lives) from contract extensions and lower material and maintenance costs. The Company expects future profit margins to somewhat decline due to the competitive bid environment, fixed contract prices and unanticipated costs.

Selling, general and administrative expenses increased $141,000 from $1,096,000 for the nine months ended September 30, 2002, to $1,237,000 in 2003. There was an increase in pre-contract costs and marketing expenses of $90,000 due to increased efforts to bid on state contracts and demonstrate the Company's products. Payroll associated expenses increased $70,000 primarily due to the hiring of two additional personnel. Research and development expenses for the nine months ended September 30, 2003 and 2002 were $189,000 (3.4% of sales) and $150,000 (2.8% of sales), respectively. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Interest expense decreased from $71,000 in 2002 to $24,000 in 2003, due to the refinancing and pay-off of contract cost financing.


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

At this time, the Company expects to invest less than $100,000 in contract costs and equipment in the next quarter.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                          Nine months ended September 30,
                                    (Rounded)
                           2003                    2002
                        ----------             -----------

Operating activities    $  782,000             $   894,000
Investing activities       (94,000)               (253,000)
Financing activities      (339,000)               (291,000)
                        ----------             -----------

Net effect on cash     $   349,000             $   350,000
                       ===========             ===========


Cash flows provided by operations decreased from $894,000 in 2002 to $782,000 in 2003, a decrease of $112,000. Net income before depreciation and amortization actually increased $209,000 from $1,026,000 to $1,235,000 in 2003. However, the Company's cash flows from operations were reduced by a $500,000 security bond deposit to bid on a state contract. At this time, the Company is unsuccessful in its bid attempt and expects that the deposit will be refunded after certain conditions are met. The Company does not consider this deposit a cash equivalent. Cash flows used in investing activities decreased from $253,000 in 2002 to $94,000 in 2003 due to the timing of contract installations. Capital expenditures for non-contract equipment and vehicles totaled $27,000 in 2002 and $39,000 in 2003. Net cash of $339,000 was used in financing activities in 2003 to pay off all bank financing. In 2002, the Company borrowed $400,000 on its line of credit, which was converted to a term loan, and paid off contract financing in the amount of $438,000 and paid down its line of credit and the term loan in the aggregate amount of $245,000.


Item 3. - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               31.1 Certification  pursuant  to  Rule  13a-14(a) or
                    15d-14(a)under the Securities Exchange Act of 1934, as amended.

               32.1 Certification of Chief Executive Officer and
                    President of the Company, pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None


                                Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     INTELLECTUAL TECHNOLOGY, INC.



                                     By: /s/ Craig Litchin
                                         ---------------------------
                                         Principal Financial Officer
                                         Date:  November 12, 2003


                                      10