Form 10KSB
period 2003-12-31
INTELLECTUAL TECHNOLOGY INC
filed 2004-04-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                   -----------


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
                   -------------------------------------------

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-29138
                        ---------------------------------

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


                      1040 Joshua Way, Vista, CA 92081-7807
                      -------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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
                                                              Yes  X    No     .
                                                                 -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 2003 were $6,620,733.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 2004 was $476,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

As of March 19, 2004, the Registrant had outstanding 9,842,680 shares of Common Stock.

Documents incorporated by reference: Specified exhibits listed in Part III of this report are incorporated by reference to the Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990, or to Registrant's Report on Form 8-K dated March 27, 1997.

Transitional Small Business Disclosure Format:   Yes       No  X
                                                    -----    -----

                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----

PART I.......................................................................1
     ITEM 1.   DESCRIPTION OF BUSINESS.......................................1
     ITEM 2.   PROPERTIES....................................................4
     ITEM 3.   LEGAL PROCEEDINGS.............................................4
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........4

PART II......................................................................5
     ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS...........................................5
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................5
     ITEM 7.   FINANCIAL STATEMENTS..........................................7
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................8
     ITEM 8A.  CONTROLS AND PROCEDURES.......................................8

PART III.....................................................................9
     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....9
     ITEM 10.  EXECUTIVE COMPENSATION.......................................10
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...................................................12
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............13
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................13
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................15

INDEX TO FINANCIAL STATEMENTS...............................................16

SIGNATURES..................................................................17

























                                       (i)

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Historical Development.
-----------------------

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

Industry and Company Background
-------------------------------

     Vehicle registration services are operated by all 50 U.S. states, the District of Columbia and many foreign jurisdictions. Governments use vehicle registration as a means of collecting revenues and to provide an orderly method of regulating the ownership and transfer of motor vehicles. Management of the Company recognizes that traditional methods of motor vehicle registration have resulted in delays experienced by members of the public, significant personnel and facility costs, the waste of preprinted materials and a generally inefficient disbursement process, as well as significant losses occasioned by fraud and theft. Based upon discussions with law enforcement officials, ITI believes that losses attributable to these problems are in the millions of dollars.

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

The ITI Printing System and Related Print Media
-----------------------------------------------

     The ITI printing system allows for the real time, on-site creation of vehicle registration forms and license decals on blank stock, including the imprinting of the vehicle license plate number on the decal. Materials used in the preparation of vehicle registration or other forms are referred to as "media" (blank roll or sheet paper, decal and printer ribbon). This on-demand printing capability allows the Department of Motor Vehicles ("DMV") to reduce fraud and theft, increase revenue collection, and reduce personnel, inventory, and facility costs as a result of increased efficiencies. The ITI printing system is designed to operate both from stand-alone units in a printer server environment within a DMV office and from self-service terminals (SST's) that can be placed in locations remote from DMV offices. One of the ITI stand-alone printers was patented September 20, 1994. The self-service terminal was patented on November 13, 1990. The Company purchased both of these patents on October 31, 1995.

     The Company believes that the ITI printing system resolves the problems described above in "Industry and Company Background," in that it prints a vehicle registration with an applied decal on blank stock, thereby eliminating inventory and inventory management, as well as the need to dispose of preprinted stock at year-end. Additionally, it satisfies the security demands of DMV in that it applies the vehicle license plate number to the decal, causing the decal to become significantly less valuable to thieves. The ITI printing system is equipped with software that accounts for all transactions effected through the printer, significantly reducing the likelihood of DMV employee fraud or theft. Finally, when combined with automated teller technology, the ITI printer system is capable of acting as a self-service terminal for motor vehicle registrations, which can be established either in DMV offices or in remote locations, reducing personnel and facilities' costs. None of the Company's products or services requires government approval. The Company is not aware of any existing or probable government regulations that would affect its business.

Other Printing Products and Technologies
----------------------------------------

     For some of the Company's contracts, the Company purchased stand-alone printers from the manufacturer. The Company does not own the patents on these printers. ITI furnishes blank paper stock with a blank decal affixed for the printing process.

     Whether the ITI printing system or other printing technology is employed depends upon the size of registration, the number of decals issued per transaction, the desired speed of printing, and other variables. ITI also provides the software to integrate the printing system with the State's computer system.

Marketing and Sales
-------------------

     The primary market for the Company's printing systems and services consists of the DMV in each of the 50 U.S. states, the District of Columbia and Canada.

     The Company believes that its experience working with State Motor Vehicle administrators and the limited number of competitors in this market permit the Company to approach the vehicle registration and renewal market with significant efficiencies. Consequently, the Company markets its products and services through its in-house marketing and sales staff.

     The Company solicits interest in its products primarily through direct contact with DMV officials.

Contracts
---------

     In August 1996, ITI entered into an Equipment Lease, Support and Maintenance Agreement (the "Indiana Contract") with the Indiana Bureau of Motor Vehicles Commission (the "BMVC") to implement ITI's printing system solution in Indiana. This contract expires October 31, 2004.

     In the fourth quarter of 1998, ITI entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. On April 1, 1999, ITI supplied the equipment and media to process 100% of the annual registrations in South Dakota. This contract expires on March 31, 2004.

     Effective January 1, 2001, the ITI entered into a Subcontractor Agreement with a contractor for the State of Louisiana Department of Public Safety and Corrections Office of Motor Vehicles. In June 2001, ITI supplied the equipment and media to begin production of 100% of the mail-in vehicle registrations and in September 2001, branch installation began. In 2002, the installation of ITI's equipment statewide was completed. ITI expects this subcontractor agreement to be in effect at least through December 2004.

     In April 2002, ITI signed a contract with the State of Ohio to supply the equipment and media to begin production of 100% of the mail-in vehicle registrations. This contract expires June 30, 2004, but is subject to annual renewal by the State at the end of each contract year.

     In March 2002, ITI signed a contract, effective through June 30, 2007, with the State of New Hampshire to produce "Safe Boating Certificate Cards". The State reserves the right to terminate the contract for any reason by giving thirty days written notice.

     In September 2003, the ITI signed a contract with the State of Nevada to supply the equipment and media to begin production of 100% of the mail-in vehicle registrations and branch decals. This contract expires September 30, 2008. The State reserves the right to terminate the contract for any reason by giving sixty days written notice.

     For the year ended December 31, 2003, 96% of ITI's total revenues were derived from the above contracts and agreements. The failure to renew contracts with certain states would adversely affect the financial position of ITI.

     Historically, ITI has generated over 83% if its revenues in the first three quarters of the calendar year due to the registration renewal schedules of the various states. Due to this seasonality of revenue, ITI has in the past four years incurred operating losses in the fourth quarter.

Manufacturing and Supply
------------------------

     The Company has used subcontractors to manufacture and supply most components and subassemblies of ITI's printing system.

Competition
-----------

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

Research & Development
----------------------

     For the years ended December 31, 2003 and 2002, the Company spent approximately $235,000 and $199,000, respectively on research and development activities. None of these costs were borne directly by customers.

Environmental Laws
------------------

     ITI cost of compliance with environmental laws (federal, state, local) is estimated to be insignificant.

Employees
---------

     ITI has thirteen full-time employees and three part-time employees, excluding directors, of which three are in executive or administrative positions, four are in engineering, R&D or information technology, two are marketing personnel and seven are maintenance personnel, ITI also retains four marketing consultants and three technical consultants. Some of ITI's maintenance services are outsourced to other individuals or companies. No union currently represents any of the ITI's employees, and ITI believes that its relations with its employees are good.

Reports to Security Holders
---------------------------

     ITI will send an annual report consisting of this Form 10-KSB containing the annual audited financial statements with the notice of annual meeting and proxy statements.

     ITI is a "reporting company" as defined by the Securities Act of 1933. ITI files quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

     The public may read and copy any materials filed by ITI with the Security and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. ITI electronically files its reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. ITI's web site is http://www.iti4dmv.com.

ITEM 2.  PROPERTIES
-------------------

     ITI occupies 5,948 square feet of office and light industrial space in Vista, California for administrative, customer support, engineering, equipment maintenance and research and development activities. The monthly rental is $4,850, subject to cost of living adjustments and maintenance expenses, through February 2007. ITI also leases approximately 1,875 square feet of office/warehouse space in Carmel, Indiana for maintenance and customer support. The monthly rental is $1,233 per month through October 2004. ITI believes that these facilities are adequate to meet its anticipated needs for the foreseeable future. In the opinion of management, ITI's properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are no legal proceedings currently pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 2003.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The principal market for ITI's common stock is the Over the Counter Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Company's common stock as reported by finance.yahoo.com.

          Quarter Ended               High Bid       Low Bid
          -------------               --------       -------
          March 31, 2002               $0.09          $0.08
          June 30, 2002                $0.19          $0.09
          September 30, 2002           $0.25          $0.09
          December 31, 2002            $0.09          $0.09
          March 31, 2003               $0.09          $0.09
          June 30, 2003                $0.17          $0.08
          September 30, 2003           $0.35          $0.17
          December 31, 2003            $0.40          $0.23
          March 31, 2004               $1.01          $0.27

     The quotations, which appear above, reflect inter-dealer prices, without retail mark-up, markdown, or commission, and reflect all stock splits.

     The Company has not paid any dividends on its common stock to date. However, on March 15, 2004, the Company's Board of Directors declared a dividend of $.02 per share payable on April 15, 2004 to stockholders of record as of March 18, 2004. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

     As of April 5, 2004, the Company had approximately 67 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Equity Compensation Plan Information
------------------------------------

     See  "Item  11,  Security   Ownership  of  Certain  Beneficial  Owners  and
Management and Related Stockholder Matters -Equity Compensation Plan," below.


ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

Plan of Operation
-----------------

     In 2004, ITI expects to continue to respond to "Requests For Proposal" from various government agencies. ITI anticipates that the capital requirements of any new contracts and existing debt service will be funded from present cash balances, future cash flows from operations or, if necessary, by borrowing from lenders, with which, ITI has existing or past relationships. ITI does not expect any significant capital requirements from existing contracts in 2004. ITI has committed additional resources in 2004 to complete the design and manufacture of prototypes of a next generation stand-alone printer and self-service terminal. ITI will continue to engage in research and development of additional applications of its products in related areas and new product development and the testing of present products for potential new customers. ITI does not expect to purchase any other significant plant or equipment or make significant changes in the number of employees.

Liquidity and Capital Resources
-------------------------------

     During the last two fiscal years, the ITI has been able to utilize cash flows from operations to repay debt and fund all new investment in contract costs and equipment.

     On May 15, 2002 ITI utilized a $400,000 line-of-credit with a bank to prepay the remaining balance of contract cost financing in the amount of $379,000. This line of credit was converted to a 36-month term loan. In 2003, ITI prepaid the remaining $308,000 balance of this term loan.

     The Company has available a $400,000 line-of-credit with a bank secured by accounts receivable, equipment and general intangibles. However, as of December 31, 2003 and the date of this filing, there was no outstanding balance. The line bears interest at Prime plus 1.25% (with a minimum interest rate of 5.25%) and is subject to renewal in December 2004.

     The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                            Year Ended December 31,
                                        -------------------------------
                                             2003             2002
                                        --------------   --------------
     Operating Activities               $     643,000    $     908,000
     Investing Activities                    (150,000)        (274,000)
     Financing Activities                    (339,000)        (322,000)

     Net effect on cash                 $     154,000    $     312,000
                                        ==============   ==============

     Cash flows provided by operations decreased from $908,000 in 2002 to $643,000 in 2003, a decrease of $265,000. Although there was an increase in net income before depreciation and other non-cash charges or credits of $181,000, $500,000 in cash was used for a bid bond deposit. Cash used in investing activities decreased from $274,000 to $150,000, a decrease of $124,000. Investment in contract costs and equipment decreased from $239,000 to $92,000, a decrease of $147,000 due to the capital requirements of new contracts. ITI invested $33,000 in 2002 and $58,000 in 2203 primarily to upgrade computer equipment and replace maintenance vehicles ($38,000 in 2003). Cash used in financing activities in 2003 was $339,000 and $322,000 in 2002 as ITI used cash from operations to continue to pay down long-term debt in excess of new borrowings.

Results of Operations
---------------------

     For the year ended December 31, 2003 revenues increased from $6,317,000 to $6,621,000, an increase of $304,000. This increase in revenue was primarily due to: (1) the installation phase of the Ohio contract in 2002 versus a full year of operations in 2003-$414,000; (2) Additional revenue from the Nevada contract-$107,000; and (3) reduced by lower revenue from sale of printer equipment-$238,000.

     Gross profit increased from $2,327,000 (36.8% of sales) to $2,857,000 (43.2% of revenue), an increase of $530,000. The increase in the gross profit percentage was due to lower maintenance costs (17% of revenue in 2003 vs. 19.3% in 2002), lower depreciation (7.9% in 2003 vs. 9.7% in 2002) and lower media costs (30.2% in 2003 vs. 32.1% in 2002). The Company expects that 2004 gross profit margins may decline due to higher anticipated media costs. Overall future gross margins are dependent on the timing and magnitude of new contracts and ITI's ability to control media and maintenance costs for existing contracts. In addition, ITI may have to write off the remaining inventory maintained for any of the States that do not renew their contracts.

     Operating expenses increased 10% from $1,695,000 in 2002 to $1,858,000 in 2003, an increase of $163,000. Selling, general and administrative expenses increased from $1,444,000 to $1,588,000, an increase of $144,000 or 10%. This is primarily due to: (1) Increase in payroll of $100,000 due the hiring of additional personnel and higher health insurance costs; (2) Consulting services ($57,000); and (3) Increased marketing expenses for product demonstration, attending industry conferences and meeting with state officials-$34,000. Other selling, general and administrative expenses declined by $47,000. Research and development increased from $199,000 (3.2% of sales) in 2002 to $235,000 (3.5% of sales), an increase of $36,000. The Company committed additional resources in 2002 and 2003 to a next generation stand-alone printer and self-service terminal. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development and is expected to at least double its research and development expenses in 2004.

     The Company maintains on average, at least a three months' supply of media for each contract. The failure of a State to extend a contract or an early contract termination could result in the write-down of inventory left over at the end of the contract period or the write-off of the book value of contract costs and equipment. The Company has no knowledge at this time that these events will occur. If these events do occur, the Company believes that the transition period of replacing contractors will allow reduction of these losses. As of December 31, 2003, the carrying cost of inventory for contracts expiring in 2004 that may not be extended is $873,000. Since contract costs are depreciated over the contract lives, including only known extensions, failure of a state to extend a contract would not result in the premature write off the book value of the contract cost.

Effect of Inflation and Foreign Currency Exchange
-------------------------------------------------

     The Company has not experienced material unfavorable effects on its results of operations as a result of foreign currency fluctuations or domestic inflation.

Critical Accounting Policies
----------------------------

     Financial Reporting Release No. 60, which was recently issued by the SEC, requests companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one that is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to the Notes to the Financial Statements included in this Form 10-KSB. Although not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates, we have identified the policies below as critical to our business operations and understanding of our results of operations. Note that the preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements required by this Item are set forth at the pages indicated in Item 13(a) and are incorporated herein by reference.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     The Company's principal independent auditors did not resign or decline to stand for reelection, nor were they dismissed during the Company's two most recent fiscal years.


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the principal financial officer of the Company has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART III
                                    --------


ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Identification of Directors, Executive Officers, and Significant Employees
--------------------------------------------------------------------------

     The directors and executive officers of the Company, their ages, and their positions held in the Company are as follows:

Name                   Age   Position
----                   ---   --------
Walter G. Fuller       62    Director, Chairman of the Board, Chief Executive
                             Officer
Nicholas Litchin       75    Director
Bradford A. Morrow     48    Director
Christopher M. Welch   34    Director
Craig Litchin          48    President, Chief Operating Officer, Treasurer,
                             Principal Financial Officer, Principal Accounting
                             Officer
George McGill          68    Vice President & Secretary
Keith Winn             43    Chief Technology Officer

Family Relationships
--------------------

     Craig Litchin is the son of Nicholas Litchin. Walter G. Fuller was once married to the maternal aunt of Christopher M. Welch. There are no other family relationships between any directors or executive officers.

Business Experience
-------------------

     The following is a brief account of the business experience during at least the past five years of each director and executive officer, including his or her principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Nicholas Litchin is a director of the Company. He was Chairman of the Board
     ----------------
of Directors from July 1998 to April 1999. He was Vice Chairman from March 12, 1997 to June 1998, and has been a director of the Company since the formation of Image Technology, Inc., a Nevada corporation and wholly owned subsidiary of the Company, ("Image Technology") in April 1992. Mr. Litchin has been a retired investor since 1991.

     Walter G. Fuller has been a Director  of the  Company and Image  Technology
     ----------------
since March 12, 1997 and the formation of Image Technology in 1992, respectively. He was appointed Chairman of the Board and Chief Executive Officer of the Company in August of 2001. He is the President of M&S Steel Co., Inc., an Indiana corporation that is a supplier of structural steel to the construction industry since 1971.

     Christopher M. Welch was elected  Director of the Company in February 1999.
     --------------------
Mr. Welch was an agent with New York Life from 1995-2000. He attended graduate school during 2001. He is now employed as a staff accountant with Sound Image Inc., a private company in Escondido, CA.

     Bradford A. Morrow was elected  Director in December  2000. He has been the
     ------------------
Managing Director of Paradigm Capital LLC since the Fall of 1997 ("Paradigm"). Paradigm is involved in private placements, mergers and acquisitions and providing consulting services to emerging companies, primarily software and satellite based technologies.

     Craig  Litchin has been  President,  Chief  Operating  Officer,  Treasurer,
     --------------
Principal Financial Officer and Principal Accounting Officer of the Company since November 30, 2000. Mr. Litchin joined the Company as Vice President in

July 1997. Prior to that, he served for eight years as Legal Counsel to the Bitove Corporation ("Bitove"). Bitove, a Canadian company, operated several different businesses throughout Canada.

     George McGill was appointed  Vice-President and Secretary of the Company on
     -------------
August 30, 2000. He is an attorney in private practice in Cardiff, California and has advised the Company since its inception. Mr. McGill has been practicing law since 1961.

     Keith Winn is the Chief Technology Officer of the Company.  Mr. Winn joined
     ----------
the Company in June 2001. Prior to joining the Company, Mr. Winn was Vice President Technology for EZCertify, a software and Internet company located in Crofton, Maryland.

Involvement in Certain Legal Proceedings
----------------------------------------

     No officer, director, significant employee, promoter, or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation SB during the past five years.

Audit Committee Financial Expert
--------------------------------

     The Board of Directors has determined that the Company does not currently have someone who meets the definition of an audit committee financial expert. The Company is evaluating potential candidates for Board membership and obtaining someone with the ability to qualify as an audit committee financial expert is a primary goal of the Company.

     The members of the Audit Committee are Messrs. Morrow and Welch.

Code of Ethics
--------------

     The Company has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers that applies to the Company's Chief Executive Officer and Chief Financial Officer. A copy is filed as an exhibit to this Annual Report on Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To the Company's knowledge, based solely on its review of filings by directors, officers and beneficial owners of more than 10% of a registered class of the Company's securities under the reporting rules of Section 16(a) (the "Reporting Rules") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), furnished to the Company during 2003, there were no instances of failure to comply with Section 16(a) during 2003, except for the unintentional failure of Walter G. Fuller to timely file two Form 4s which occurred on February 24, 2004. Mr. Fuller's failure to timely file the Form 4 was related to the fact that he attempted to submit such form as a paper filing, which was not accepted, and had to file it electronically thereafter.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Director Compensation
---------------------

     Until October 1, 2002, the Company had adopted a policy of paying directors $250 per meeting plus directors fees of $500 per month as employees. Effective October 1, 2002, all directors were treated as independent contractors, but received the same remuneration. Effective December 1, 2003, the directors no longer receive $250 per meeting, but Bradford A. Morrow receives $2,000 per month and the other three directors receive $850 per month.

     In 2003, and in addition to directors' fees, Bradford A. Morrow received $57,000 in consulting fees.

Employment Arrangements
-----------------------

     Mr. Keith Winn entered into an employment agreement with the Company to serve as its Chief Technology Officer. This agreement became effective May 1, 2001 and had a term of one year. The agreement automatically renews for an additional year on each anniversary date. The agreement provides for annual compensation of $150,000 and contains termination and severance clauses.

     The following table presents the aggregate indicated compensation paid by the Company to the named executive officers for the year ended December 31, 2003:

                                                        Annual Compensation
                                         -------------------------------------------------
     Name and Principal Position         Year  Salary ($)    Other Annual Compensation ($)
--------------------------------------   ----  ----------    -----------------------------
Walter G. Fuller                         2003           -             7,600(1)
   CEO and Director                      2002           -             6,750(1)
                                         2001           -             7,250(1)

Craig Litchin                            2003     105,673                 -
   COO and Principal Financial Officer   2002      91,714                 -
                                         2001      91,714                 -

Keith Winn                               2003     154,040                 -
   Chief Technology Officer              2002     142,040                 -
                                         2001      86,094(2)              -
-----------------

(1)  Amount reflects director fees.
(2)  Amount reflects pro-rated salary during 2001.

Stock Option Plan
-----------------

     The Board of Directors adopted each of the 1999 Stock Option Grant Plan (the "1999 Plan") and the 2000 Stock Option Plan (the "2000 Plan," and together with the 1999 Plan, the "Plans"). There are 2,500,000 shares of commons stock subject to issuance under the 2000 Plan. However, this amount is reduced by the shares issued upon the exercise of the options issued under the 1999 Plan. The 1999 Plan remains in full effect until no options awarded under such plan remain outstanding. As of December 31, 2003, 5,000 non-qualified options issued under the 1999 Plan remained outstanding.

Option Grants and Exercises
---------------------------

     No options or stock appreciation rights were granted to the executive officers during 2003. No options granted to the executive officers had been exercised as of December 31, 2003.

     As of December 31, 2003, there were total options outstanding to purchase 5,000 and 1,712,500 shares of the Company's common stock under the 1999 Plan and the 2000 Plan, respectively. The following table sets forth information about the unexercised options of executive officers for the fiscal year ended December 31, 2003.

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                         Number of Securities               Value of Unexercised
                        Underlying Unexercised              In-the-Money Options
                         Options at 12-31-03                  At 12-31-03 (1)
                   --------------------------------   --------------------------------
      Name           Exercisable     Unexercisable      Exercisable     Unexercisable
----------------   ---------------  ---------------   ---------------  ---------------
Walter G. Fuller       315,000               0            $7,800               $0









Craig Litchin           85,000               0            $2,400               $0
Keith Winn             100,000          50,000            $5,000           $2,500
-----------------

(1) Based on a closing stock price of $0.30 per share as of December 31, 2003. Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information concerning aggregate stock options authorized for issuance under each of the Plans as of December 31, 2003:

                      EQUITY COMPENSATION PLAN INFORMATION
                              AT DECEMBER 31, 2003

           (a)                           (b)                                  (c)
           ---                           ---                                  ---
Number of Securities to be    Weighted-Average Exercise         Number of Securities Remaining
  Issued Upon Exercise of               Price                 Available for Future Issuance Under
   Outstanding Options,             of Outstanding          Plan (Excluding Securities Reflected in
   Warrants and Rights       Options, Warrants and Rights                 Column (a))
   -------------------       ----------------------------                 -----------
        2,500,000                       $0.32                               782,500

Termination of Employment and Change of Control Arrangements
------------------------------------------------------------

     The Company has no termination of employment or change in control arrangements.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The table below sets forth the total number of shares of the Company's outstanding voting stock owned by beneficial owners owning more than 5% and each director and officer of the Company, and by all officers and directors as a group.

                                                   Number of Shares
     Name and Address                           Owned Beneficially and   Percent of
    of Beneficial Owner       Title of Class          of Record           Class(6)
--------------------------- ------------------  ----------------------  ------------

Beneficial owners owning more than 5% other than management
-----------------------------------------------------------

Sandra K. Leatherman           Common Stock          1,601,820 (7)          13.9%
3345 Fosca St.
Carlsbad, CA 92009

Kelly Manoccio                 Common Stock          1,231,610 (8)          10.7%
1027 Orchard Lane
Broadview Heights, OH 44147

Beneficial ownership of officers and directors
----------------------------------------------

Walter G. Fuller               Common Stock          2,974,880 (4)          25.7%
217 E. Railroad St.
P.O. Box 299
Garrett, IN 46738

Nicholas Litchin               Common Stock          1,589,760 (2)(4)       13.8%
6401 Constitution Dr.
Ft. Wayne, IN 46804










                                                   Number of Shares
     Name and Address                           Owned Beneficially and   Percent of
    of Beneficial Owner       Title of Class          of Record           Class(6)
--------------------------- ------------------  ----------------------  ------------

Christopher M. Welch           Common Stock          1,379,410 (1)(9)       11.9%
920 Sycamore Avenue, #62
Vista, CA  92083

Craig Litchin                  Common Stock             85,000 (5)            .7%
c/o 1040 Joshua Way
Vista, CA 92083

George E. McGill               Common Stock            439,920 (4)           3.8%
120 Birmingham, #240
Cardiff, CA 92007

Bradford A. Morrow             Common Stock            130,000 (3)           1.1%
9025 E. Jenan Dr.
Scottsdale, AZ 85260

All Officers and               Common Stock          6,598,970              57.1% (6)
Directors as a Group
(6 persons)

-----------------

(1) Includes options to purchase 195,000 common shares under the Company's stock option plan
(2) Includes 214,920 shares held of record by L&R Realty, an Indiana general partnership, of which Mr. Litchin is a partner, 699,840 shares held of record by the Litchin Family Partnership, of which Mr. Litchin is a general partner, and 360,000 shares held of record by Mercer Beverage Co., an Ohio corporation, of which Mr. Litchin is the President and of which Mrs. Litchin is a principal shareholder. Mr. Litchin disclaims beneficial ownership of these shares.
(3) Includes options to purchase 130,000 common shares under the Company's stock option plan.
(4) Includes options to purchase 315,000 common shares under the Company's stock option plan.
(5) Includes options to purchase 85,000 common shares under the Company's stock option plan.
(6) Adjusted for the effect of 1,717,500 shares issuable upon exercise of outstanding stock options plus 9,842,680 shares outstanding for a total of 11,560,180 shares.
(7)  Includes 1,601,820 shares held as trustee of the J&S Trust.
(8)  Includes 465,020 shares held as beneficial owner of the Janice Welch Trust.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits

          (1)  Financial Statements

     The Company's  financial  statements are included  herein as required under
Item 7 of this Annual Report on Form 10-KSB. See Index to Financial Statements on page [16].

          (2)  Financial Statement Schedules

     All financial statement schedules have been omitted since the information is either not applicable or required, or is included in the financial statements or notes thereof.

          (3)  Exhibits

               3.1(a)         Certificate  of  Incorporation   (Incorporated  by
                              reference to Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990.)

               3.1(b)         Amendment   to   Certificate   of    Incorporation
                              (Incorporated   by   reference   to   Registrant's
                              Registration on Form 8-A, filed April 10, 1997.)

               3.2 Bylaws (Incorporated by reference to Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990.)

               4.1            Specimen  Stock   Certificate   (Incorporated   by
                              reference to Registrant's Registration Statement No. 33-33092-D, effective April 17, 1990.)

               14.1 Code of Ethics for Principal Executive Officer and Senior Financial Officers

               21.1           Subsidiaries   of  Registrant   (Incorporated   by
                              reference to Registrant's Form 10-KSB for the year ended December 31, 1996.)

               24.1 Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-KSB)

               31.1           Certification  of  the  Chief  Executive   Officer
                              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2           Certification  of  the  Chief  Financial   Officer
                              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees
----------

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of ITI's annual financial statement and review of financial statements included in ITI's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $24,396 for fiscal year ended 2003 and $34,481 for fiscal year ended 2002.

Audit-Related Fees
------------------

     There were no fees for other audit related services for fiscal years 2003 and 2002.

Tax Fees
--------

     There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All Other Fees
--------------

     There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Audit committee and pre-approval policy
---------------------------------------

     Two of the members of our board of directors were assigned the duties of an audit committee. Our principal financial officer evaluates and approves in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                      Page
                                                                      ----

Report of Comiskey & Company, P.C., Independent Public
Accountants                                                           F-1

FINANCIAL STATEMENTS

     Balance Sheet                                                    F-2
     Statements of Operations                                         F-3
     Statement Stockholders' Equity                                   F-4
     Statements of Cash Flows                                         F-5
     Notes to Financial Statements                              F-6 through F-13

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTELLECTUAL TECHNOLOGY, INC.


                                     By: /s/ Craig Litchin
                                         ---------------------------------------
                                         Craig Litchin, President, Chief
                                         Operating Officer and Principal
                                         Financial Officer

                                    Date:  April 14, 2004


                                POWER OF ATTORNEY
                                -----------------

     KNOW ALL MEN BY THESE  PRESENTS,  that the person whose  signature  appears below constitutes and appoints Craig Litchin his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                     Date
---------                    -----                                     ----

By: /s/ Craig Litchin        President, Chief Operating Officer,  April 14, 2004
   ------------------------- Treasurer, Principal Financing
   Craig Litchin             Officer, Principal Accounting
                             Officer

By: /s/ Nicholas Litchin     Director                             April 14, 2004
   -------------------------
   Nicholas Litchin

By: /s/ George McGill        Vice President, Secretary            April 14, 2004
   -------------------------
   George McGill

By: /s/ Walter G. Fuller     Chief Executive Officer, Chairman    April 14, 2004
   ------------------------- of the Board, Director
   Walter G. Fuller

By: /s/ Bradford Morrow      Director                             April 14, 2004
   -------------------------
   Bradford Morrow

By: /s/ Christopher M. Welch Director                             April 14, 2004
   -------------------------
   Christopher M. Welch

                          Index to Financial Statements



                          INTELLECTUAL TECHNOLOGY, INC.
                          -----------------------------




                                                                     Page

Report of Comiskey & Company, P.C.
Independent Public Accountants                                       F-1


Balance Sheet                                                        F-2


Statements of Operations                                             F-3


Statement of Stockholders' Equity                                    F-4


Statements of Cash Flows                                             F-5


Notes to Financial Statements                                   F-6 through F-12

                          Intellectual Technology, Inc.

                              FINANCIAL STATEMENTS

                                December 31, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



We have audited the accompanying balance sheet of Intellectual Technology, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellectual Technology, Inc. as of December 31, 2003, and the results of its operations, cash flows, and changes in stockholders' equity for each of the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 27, 2004
except for Note 10, which is March 16, 2004


                                                        PROFESSIONAL CORPORATION

                          Intellectual Technology Inc.
                                  BALANCE SHEET
                                December 31, 2003



 ASSETS
Current Assets
  Cash and cash equivalents                                                        $       672,399
  Accounts receivable                                                                      591,180
  Bid bond deposit                                                                         500,000
  Inventory                                                                              1,105,232
  Prepaid income taxes                                                                      11,341
  Prepaid expenses                                                                          78,160
                                                                                   ----------------

    Total current assets                                                                 2,958,312

Property and Equipment
  Contract equipment                                                                     7,425,331
  Non-contract equipment - office, warehouse equipment, furniture and vehicles             147,956
                                                                                   ----------------
                                                                                         7,573,287
  Less: accumulated depreciation                                                         7,037,026
                                                                                   ----------------
                                                                                           536,261

Other Assets
  Patents and trademark, net of accumulated amortization of $724,923                        10,647
  Deposits                                                                                   6,865
                                                                                   ----------------

    Total assets                                                                   $     3,512,085
                                                                                   ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                 $       485,346
  Accrued expenses and interest                                                             76,148
  Income taxes payable                                                                      98,958
  Deferred income tax liabilities                                                            8,000
  Due to related party                                                                      27,930
                                                                                   ----------------

    Total current liabilities                                                              696,382

Long-term Liabilities
  Deferred income tax liabilities, net of current portion                                   16,000
  Due to related party, net of current portion                                              98,921
                                                                                   ----------------
                                                                                           114,921
                                                                                   ----------------

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares authorized,
    no shares issued or outstanding                                                              -
  Common stock, $0.00001 par value, 20,000,000 shares authorized,
    9,842,680 shares issued and outstanding                                                     98
  Additional paid-in capital                                                             1,154,452
  Retained earnings                                                                      1,546,232
                                                                                   ----------------

                                                                                         2,700,782
                                                                                   ----------------

    Total liabilities and stockholders' equity                                     $     3,512,085
                                                                                   ================







    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology Inc.
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2003 and 2002



                                                                   2003                2002
                                                             ----------------    ----------------
REVENUES
  Transaction fees                                           $     6,529,055     $     5,930,859
  Other revenue                                                       91,678             386,098
                                                             ----------------    ----------------

    Total revenues                                                 6,620,733           6,316,957

COST OF REVENUES
  Depreciation and amortization  - contract costs                    526,070             611,426
  Insurance                                                           26,188              18,387
  Maintenance                                                      1,125,025           1,221,204
  Materials                                                        1,925,476           1,758,587
  Costs of other revenue                                              72,557             270,330
  Other contract expenses                                             18,312              49,009
  Impairment loss - equipment parts                                   52,788              22,212
  Reduction in provision for contract losses                         (27,788)            (22,212)
  Property taxes                                                      45,479              60,536
                                                             ----------------    ----------------

    Total cost of revenues                                         3,764,107           3,989,479
                                                             ----------------    ----------------

    Gross profit                                                   2,856,626           2,327,478

OPERATING EXPENSES
  Depreciation                                                        25,799              16,347
  Amortization of patent                                               9,176              35,214
  Selling, general and administrative expenses                     1,588,249           1,444,148
  Research and development                                           235,322             199,254
                                                             ----------------    ----------------

                                                                   1,858,546           1,694,963
                                                             ----------------    ----------------

     Income from operations                                          998,080             632,515

OTHER INCOME (EXPENSE)
  Interest income                                                      7,327               7,077
  Loss on sale of property and equipment                              (2,242)                  -
  Interest expense                                                   (26,780)            (82,218)
                                                             ----------------    ----------------

    Income before income taxes                                       976,385             557,374

  Income tax expense                                                 360,915             197,997
                                                             ----------------    ----------------

NET INCOME                                                   $       615,470     $       359,377
                                                             ================    ================

Income per share: (Basic)                                    $          0.06     $          0.04
                                                             ================    ================

Income per share: (Diluted)                                  $          0.06     $          0.04
                                                             ================    ================

  Weighted average number of shares outstanding - basic            9,842,680           9,842,680
                                                             ================    ================

  Weighted average number of shares outstanding - diluted          9,913,372           9,842,680
                                                             ================    ================










    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2003 and 2002



                                   Common Stock
                          -------------------------------     Additional
                              Number                           paid-in          Retained
                            of shares          Amount          capital          earnings          Totals
                          --------------   --------------   --------------   --------------   --------------

Balances as of
  January 1, 2002             9,842,680    $          98    $   1,154,452    $     571,385    $   1,725,935

Net income                            -                -                -          359,377          359,377
                          --------------   --------------   --------------   --------------   --------------

Balances as of
  December 31, 2002           9,842,680               98        1,154,452          930,762        2,085,312

Net income                            -                -                -          615,470          615,470
                          --------------   --------------   --------------   --------------   --------------

Balances as of
  December 31, 2003           9,842,680    $          98    $   1,154,452    $   1,546,232    $   2,700,782
                          ==============   ==============   ==============   ==============   ==============

































    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology Inc.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2003 and 2002



                                                            2003                2002
                                                      ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $       615,470     $       359,377
  Adjustments to reconcile net income to net cash
   flows from operating activities
    Amortization of loan fees                                       -              12,056
    Depreciation and amortization                             561,045             662,987
    Deferred income taxes                                      51,283               3,256
    Decrease in loss reserves                                 (27,788)            (22,212)
    Impairment loss - equipment parts                          52,788              22,212
    Loss on disposal of property                                2,242                   -
    Other adjustments                                               -              (1,826)
    Decrease (increase) in assets
      Accounts receivable                                    (133,955)            (40,050)
      Bid bond deposit                                       (500,000)                  -
      Prepaid expenses and other current assets                 5,601              26,414
      Prepaid income taxes                                     (6,660)             63,723
      Inventory                                              (381,584)             10,683
      Deposits                                                   (518)                  -
    Increase (decrease) in liabilities
      Accounts payable                                        304,392            (211,626)
      Accrued expenses and interest                             8,943              17,061
      Income taxes payable                                     91,804               5,597
                                                      ----------------    ----------------

      Net cash flows from operating activities                643,063             907,652

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of property and equipment                500                   -
  Investment in trademark                                        (489)             (2,153)
  Purchases of non-contract equipment                         (57,834)            (32,721)
  Investment in contract costs and equipment                  (91,861)           (238,888)
                                                      ----------------    ----------------

      Net cash flows from investing activities               (149,684)           (273,762)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings                                                    -             400,000
  Debt repayments                                            (339,200)           (721,704)
                                                      ----------------    ----------------

      Net cash flows from financing activities               (339,200)           (321,704)
                                                      ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     154,179             312,186

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                518,220             206,034
                                                      ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $       672,399     $       518,220
                                                      ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest              $         8,650     $        60,896
                                                      ================    ================

  Cash paid during the year for income taxes          $       225,340     $       137,311
                                                      ================    ================





    The accompanying notes are an integral part of the financial statements.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003




1.   Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------
     Description of Business
     -----------------------
     Intellectual Technology, Inc. ("ITI," "the Company"), a Delaware corporation, is engaged in the design, manufacture, and sale or lease of printer systems and media for the automated printing of motor vehicle registration forms and license plate decals. The Company's printing systems are currently installed in the states of Indiana, Louisiana, Nevada, Ohio, and South Dakota. These printing systems are designed both as stand-alone units which are used in individual motor vehicle registration offices and mailrooms, and have been incorporated into self-service terminal ("SST") machines. ITI provides equipment, software, media, training, and support for the operation of all installed systems.

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

     Repairs and Maintenance
     -----------------------
     Maintenance costs are expensed as incurred. All costs associated with maintenance contracts are expensed as incurred.

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

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003




1.   Description  of Business  and Summary of  Significant  Accounting  Policies
     ---------------------------------------------------------------------------
     (continued)
     -----------
     Intangibles
     -----------
     Patent costs are capitalized, and are amortized over the remaining useful lives of the patents. As of June 30, 2002, the amortization periods of these patents were extended to October 31, 2004, as determined by management, due to the extension of a related contract.

     Certain costs to obtain debt financing have been deferred and are amortized over the length of the loan using the straight-line method.

     Research and Development
     ------------------------
     Research and development costs are expensed as incurred.

     Cash and Equivalents
     --------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial period of three months or less to be cash equivalents.

     Significant Concentrations
     --------------------------
     For the year ended December 31, 2003, revenues from three contracts accounted for 87% of total revenues. For the year ended December 31, 2002, revenues from three contracts accounted for 91% of total revenues.

     As of December 31, 2003, accounts receivable from four customers accounted for approximately 91% of accounts receivable.

     From time-to-time, the Company maintains cash balances in excess of FDIC insured limits. The amount of such excess at December 31, 2003 was approximately $762,000.

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

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003




1.   Description  of Business  and Summary of  Significant  Accounting  Policies
     ---------------------------------------------------------------------------
     (continued)
     -----------
     Stock Based Compensation
     ------------------------
     The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation costs were recorded for options issued at prices which reflect no intrinsic value at the grant or modification date. The Company considered the effects of recognizing compensation cost pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123). Using the Black-Scholes option pricing model, which takes into account the exercise price of the options, expected life, current price of the underlying stock, its expected volatility and dividends, and the risk-free interest rate, net income would have been decreased to the pro forma amounts as follows for the years ending December 31:


                                2003                            2002
                     ----------------------------   ----------------------------
                     As             Pro             As             Pro
                     Reported       Forma           Reported       Forma
                     -------------  -------------   -------------- -------------

     Net income      $     615,470  $     603,970   $      359,377 $     347,877
                     =============  =============   ============== =============

     Net income
        per share    $       0.06   $       0.06    $       0.04   $       0.04
                     ============   ============    ============   ============

     There were no options granted or modified in the years ended December 31, 2003 and 2002. However, certain options granted during fiscal year 2001 vested in the years ended December 31, 2003 and 2002. The average fair value of options granted during fiscal 2001 was $0.23. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
     risk-free interest rate of 7.0 percent; expected life of 1,825 days; dividend yield percentage of 0%; and volatility of 333%.

2.   Working Capital
     ---------------
     At December 31, 2003, the working capital of the Company was $2,261,930 and the current ratio was 4.25 to 1.

3.   Related Party Transactions
     --------------------------
     As of September 1999, the Company entered into an agreement with a related party, for the purchase of a patent for $130,000 plus accrued interest. For the years ended December 31, 2003 and 2002, $0 and $8,431 of this amount were repaid, and $7,897 and $8,665 were charged to interest expense, respectively. The remainder of the payable, $126,851 plus accrued interest of $9,993, is due in quarterly installments of $5,000, inclusive of interest at 6.61%. The Company has made no payments on the note since the third quarter of 2002.

     For the year ended December 31, 2002, the Company has a related party receivable totaling $31,887, including interest of $3,602. This amount had been fully offset by an allowance for doubtful account in a prior year. During 2003, the Company determined that the receivable was not collectible as the entity no longer exists and has removed both the receivable and allowance from its records.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003




4.   Notes Payable and Long-term Debt
     --------------------------------
     The Company paid in full an installment note with a principal balance of $339,200, accruing interest at 7%, in advance of its maturity. For the year ended December 31, 2003, $13,054 was charged to interest expense, including $5,804 of loan fees.

5.   Line-of-Credit
     --------------
     The Company has available a $400,000 line-of-credit with a bank secured by accounts receivable, equipment and general intangibles. The line bears interest at Prime plus 1.25% with a minimum interest rate of 5.25% (5.25% at December 31, 2003) and matures in December 2004. There was no outstanding balance on this line at December 31, 2003. For the year ended December 31, 2003, $5,829 was charged to interest expense, all of which were loan fees.

6.   Leases
     ------
     As of December 31, 2003, the Company leases for its own use office space and office equipment under non-cancelable operating leases expiring in the years 2004 to 2007.

     Future minimum lease payments on non-cancelable operating leases over the next five years are as follows:

               For the year ended
                  December 31,                       Amount
                  ------------                       ------

                      2004                       $     83,033
                      2005                             63,900
                      2006                             62,650
                      2007                              9,400
                                                 ------------
                                                 $    218,983
                                                 ============

     Rent expense for the year ended December 31, 2003 was $84,275. Rent expense is net of $8,500 received in settlement of a lawsuit against a former sublease tenant. Rent expense for the year ended December 31, 2002 was $88,229.

7.   Income Taxes
     ------------
     The components of the provision for income taxes are as follows:

                                                           2003         2002
                                                           ----         ----

               Current federal income tax expense       $  269,696   $  171,418

               State and local income taxes currently
                   paid or payable                          59,895       39,898
               Flow-through credits and other expenses     (19,959)     (16,575)
               Increase in deferred tax                     51,283        3,256
                                                        ----------   ----------


                   Income tax expense                   $  360,915   $  197,997
                                                        ==========   ==========

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003




7.   Income Taxes (continued)
     ------------------------
     The Company also has approximately $55,000 in California Credits for Increasing Research Activities available to offset future California tax.

     The deferred tax asset and deferred tax liability comprised the following at December 31, 2003:

               Deferred tax assets
                   Deductible temporary differences            $      2,685
                   Research and development credits                  55,000
                   Valuation allowance - Research and
                        development credits                         (43,000)
                                                               ------------

                            Total deferred tax assets                14,685
                                                               ------------

               Deferred tax liabilities
                   Accelerated depreciation of assets                38,685
                                                               ------------

                            Total deferred tax liabilities           38,685
                                                               ------------

                            Net deferred tax liabilities       $     24,000
                                                               ============

     Reconciliation between statutory federal income tax rate and the effective income tax rates based on income before income taxes and extraordinary items:

                                                                  2003     2002
                                                                  ----     ----

               Statutory federal income tax rate                 34.0%    34.0%
               Federal income tax credits and other adjustments  (1.1%)   (2.7%)
               State income taxes, net of federal tax benefit     4.1%     4.2%
                                                                 -----    -----

               Effective income tax rates                        37.0%    35.5%
                                                                 =====    =====

8.   Stockholders' Equity
     --------------------
     Preferred Stock
     ---------------
     At December 31, 2003, the Company has authorized a total of 1,000,000 preferred shares to be issued in series with rights and privileges to be determined by the Board of Directors. No preferred shares are outstanding, nor have any series of preferred shares been designated.

     Common Stock
     ------------
     At December 31, 2003, a total of 20,000,000 shares of $0.00001 par value common stock were authorized, and 9,842,680 were issued and outstanding.

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003




8.   Stockholders' Equity (continued)
     --------------------------------
     Stock Transfer and Exchange with Image Technology, Inc.
     -------------------------------------------------------
     On March 12, 1997, the Company entered into a stock transfer and exchange agreement with Image Technology, Inc. As a result of the transaction, the shareholders of Image Technology, Inc. acquired collectively a 90% interest in the reporting company, with the remaining 10% ownership retained by the original shareholders. The transaction has been accounted for as a recapitalization of the private company, Image Technology, Inc. The accompanying financial statements include the cumulative results of operations of Image Technology, Inc. prior to the acquisition and the cumulative and current results of operations of Intellectual Technology, Inc. and Image Technology, Inc. on a consolidated basis subsequent to the transaction.

     Stockholders Equity and Comprehensive Income
     --------------------------------------------
     SFAS 130 requires companies to present comprehensive income (consisting primarily of net income items plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

9.   Stock Option Plan
     -----------------
     On December 8, 2000, the directors of Intellectual Technology, Inc. issued options under the 2000 Stock Option Plan ("2000 Plan") consisting of a pool of 2,500,000 stock options. This pool of options will be reduced by the shares issued upon the exercise of the options issued under the 1999 Stock Option Grant Plan ("1999 Plan"). The 1999 Plan will remain in full effect until no options awarded under this plan remain outstanding. As of December 31, 2003, 5,000 non-qualified options issued under the 1999 Plan remain outstanding.

     A summary of option activity is as follows (all values restated for stock splits):

                                                 Weighted                       Weighted
                                  Shares         Average                        Average
                                  Under          Exercise       Options         Exercise
                                  Option         Price          Exercisable     Price
                                  -----------    -----------    ------------    ------------

     December 31, 2001             2,032,500     $     0.32       1,420,000     $      0.38

     Options granted                       -              -               -               -
     Previous options vesting              -              -         447,500            0.19
     Options forfeited              (315,000)          0.34        (250,000)           0.38
     Options exercised                     -              -               -               -
                                  -----------    -----------    ------------    ------------

     Options outstanding as of
       December 31, 2002           1,717,500     $     0.32       1,617,500     $      0.33

     Options granted                       -              -               -               -
     Previous options vesting              -              -          50,000            0.25
     Options forfeited                     -              -               -               -
     Options exercised                     -              -               -               -
                                  -----------    -----------    ------------    ------------

     Options outstanding as of
       December 31, 2003           1,717,500     $     0.32       1,667,500     $      0.32
                                  ===========    ===========    ============    ============

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003





     Options have exercise prices of $0.38, $0.25, and $0.18.

     All of the options granted expire at various times over a period of five years from the date of grant in the case of significant shareholders and five years from the date of vest for all others and have the following vesting characteristics:

     Number of options         Vesting period        Vested at December 31, 2003
     -----------------         --------------        ---------------------------

        1,170,000               Immediately                   1,170,000
          397,500                  1 year                       397,500
          150,000      one-third over each of 3 years           100,000
        ---------                                             ---------

        1,717,500                                             1,667,500
        =========                                             =========

                          Intellectual Technology, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003




10.  Subsequent Events
     -----------------
     On March 16, 2004, the Company declared a dividend of $0.02 per share payable to all common shareholders of record as of March 18, 2004.

     On March 16, 2004, the Board of Directors approved the termination of registration of the Company's Common Stock under Section 12(g) of the Securities Exchange Act of 1934. No timetable has been determined for the termination.