Form 10QSB
period 2004-03-31
INTELLECTUAL TECHNOLOGY INC
filed 2004-05-14
CIK 859914

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 2004

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

Yes -X-  No---

As of May 11, 2004, 9,842,680 shares of common stock, par value
$0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ---  No -X-






                                    INDEX



                                                              Page
                                                             Number

PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


    Balance Sheet, March 31, 2004                               1


    Statements of Operations and Retained Earnings
    (Unaudited) for the three month periods
    ended March 31, 2004 and 2003                               2


    Statements of Cash Flows (Unaudited) for the three
    month periods ended March 31, 2004 and 2003                 3


    Notes to financial statements                               4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       5-7

  Item 3.  Controls and Procedures                              8


PART II.  OTHER INFORMATION                                     9


    Signatures                                                 10

    Certifications                                             11



                       Intellectual Technology, Inc.
                            FINANCIAL STATEMENTS
                               March 31, 2003



                       Intellectual Technology, Inc.
                               BALANCE SHEET
                               March 31, 2004
                                (Unaudited)

  ASSETS
Current Assets
  Cash and cash equivalents                               $   978,533
  Accounts receivable                                       1,064,615
  Inventory                                                 1,023,678
  Prepaid expenses                                             68,109
                                                          -----------

    Total current assets                                    3,134,935

Property and Equipment
  Contract costs and equipment                              7,458,578
  Non-contract equipment - office and warehouse
    equipment, furniture and vehicles                         149,330
                                                          -----------
                                                            7,607,908
  Less:  accumulated depreciation                           7,166,291
                                                          -----------

                                                              441,617

Other Assets
  Patents, trademark and loan fee, net of accumulated
    amortization of $728,849                                    9,329
  Deposits                                                      7,076
                                                          -----------

    Total assets                                          $ 3,592,957
                                                          ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                        $   244,974
  Dividends payable                                           196,973
  Accrued expenses and interest                                92,275
  Income taxes payable                                        140,732
  Deferred income tax liabilities                              10,000
  Due to related party                                         27,930
                                                          -----------

    Total current liabilities                                 712,884

Other Liabilities
  Deferred income tax liabilities - net of current portion     14,000
  Due to related party - net of current portion                98,921
                                                          -----------

                                                              112,921

Stockholders' Equity
  Preferred stock, $0.00001 par value, 1,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.00001 par value, 20,000,000 shares
    authorized, 9,842,680 shares issued and outstanding            98
  Additional paid-in capital                                1,154,452
  Retained earnings                                         1,612,602
                                                          -----------

                                                            2,767,152
                                                          -----------

    Total liabilities and stockholders' equity            $ 3,592,957
                                                          ===========

  The accompanying notes are an integral part of the financial statements.
                                     1




                       Intellectual Technology, Inc.
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                    For the three months
                                       ended March 31,
                                  -----------------------
                                      2004        2003
                                  ----------- -----------
REVENUES
  Transaction fees                $ 2,063,882 $ 1,857,471
  Other revenue                        10,174       7,328
                                  ----------- -----------
    Total revenues                  2,074,056   1,864,799

COST OF REVENUES
  Materials                           633,505     467,698
  Cost of other revenue                 7,286           -
  Depreciation and amortization
    - contract costs                  123,283     140,999
  Maintenance                         241,465     243,361
  Insurance                             6,678       6,410
  Property and sales taxes             11,700      12,551
                                  ----------- -----------

    Total cost of revenues          1,023,917     871,019
                                  ----------- -----------

    Gross profit                    1,050,139     993,780

OPERATING EXPENSES
  Depreciation                          5,982       5,162
  Amortization of patent                1,926       2,202
  Selling, general and
    administrative expenses           408,348     331,196
  Research and development            225,559      53,019
                                  ----------- -----------

    Total operating expenses          641,815     391,579
                                  ----------- -----------

      Income from operations          408,324     602,201

OTHER INCOME (EXPENSE)
  Interest income                       1,868       1,441
  Interest expense                     (2,199)     (9,953)
                                  ----------- -----------

    Net income before income
      taxes                           407,993     593,689

Income taxes                          144,650     223,200
                                  ----------- -----------

    NET INCOME                        263,343     370,489

    Retained earnings,
      beginning of period           1,546,232     930,762

    Dividends                        (196,973)          -
                                  ----------- -----------

    Retained earnings,
      end of period               $ 1,612,602 $ 1,301,251
                                  =========== ===========

Income per share: (Basic)        $      0.03 $      0.04
                                  =========== ===========

Income per share: (Diluted)      $      0.03 $      0.04
                                  =========== ===========

Weighted average number of
 Shares outstanding - Basic         9,842,680   9,842,680
                                   =========== ===========
Weighted average number of
 Shares outstanding - Diluted      10,103,206   9,842,680
                                   =========== ===========


  The accompanying notes are an integral part of the financial statements.
                                     2




                       Intellectual Technology, Inc.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                   For the three months
                                                      ended March 31,
                                            ---------------------------------
                                               2004                   2003
                                            ----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES        $  341,574            $   115,756

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in deposits and trademarks             (819)                  (518)
  Purchase of non-contract equipment            (1,374)               (12,057)
  Investment in contract costs and
    equipment                                  (33,247)                  (151)
                                            ----------            -----------

      Net cash flows from investing
        activities                             (35,440)               (12,726)

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt repayments                                    -               (31,356)
                                            ----------            -----------

      Net cash flows from financing
        activities                             (31,356)               130,218
                                            ----------            -----------

NET INCREASE IN CASH                           306,134                306,474

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          672,399                518,220
                                            ----------            -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $  978,533            $   824,694
                                            ==========            ===========

  The accompanying notes are an integral part of the financial statements.
                                     3




                       Intellectual Technology, Inc.
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2004
                                 (Unaudited)



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------
    The accompanying financial statements have been prepared by Intellectual Technology, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003.



                                    4



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

In the fourth quarter of 1998, the Company entered into a five-year Agreement with the State of South Dakota to implement ITI's printing system. On April 1, 1999, ITI supplied the equipment and media to process 100% of the annual registrations in South Dakota. This contract expired on March 31, 2004.

Effective January 1, 2001, the Company entered into a Subcontractor Agreement with a contractor for the State of Louisiana Department of Public Safety and Corrections Office of Motor Vehicles. In June 2001, ITI supplied the equipment and media to begin production of 100% of the mail-in vehicle registrations and in September 2001, ITI branch installation began. In 2002, the installation of ITI's equipment statewide was completed. The Company expects this subcontractor agreement to be in effect at least through December 2004.

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

In September 2003, ITI signed a contract with the State of Nevada to supply the equipment and media to begin production of 100% of the mail-in vehicle registrations and branch decals. This contract expires September 30, 2008. The State reserves the right to terminate the contract for any reason by giving sixty days written notice.


For the three months ended March 31, 2004, 99% of ITI's total revenues were derived from the above contracts and agreements.



Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

For ease in presenting the financial data, figures have been rounded to the nearest thousand.

For the three months ended March 31, 2004, transaction fee revenues increased from $1,857,000, to $2,064,000, an increase of $207,000 or 11%. This increase in revenue is primarily due to revenue from an additional contract and a price increase in an existing contract. Historically, more transaction fees have been generated in the first three quarters of the Company's fiscal year. Typically, under 17% of total transaction fees are generated in the fourth quarter.

Gross profit for the three-month comparisons increased from $994,000 in 2003 (53% of sales) to $1,050,000 (51% of sales) in 2004, an increase of $56,000.
The gross profit increase was attributable to higher sales volume.

Operating expenses increased $250,000 or 64% from $392,000 for the three months ended March 31, 2003, to $642,000 in 2004. $173,000 of this increase was for research and development. Research and development expenses for the three months ended March 31, 2004 and 2003 were $226,000 (10.9% of sales) and $53,000 (2.8% of sales), respectively. The Company will continue to engage in research and development of additional applications of its products in related areas and new product development.

Other selling, general and administrative expenses increased from $331,000 in 2003 to $408,000 in 2004, an increase of $77,000. There was an increase in pre-contract costs and marketing expenses of $41,000 due to increased efforts to bid on state contracts and demonstrate the Company's products. In addition, the Company incurred $32,000 in consulting fees associated with general corporate projects.






Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

The Company has available a $400,000 line-of-credit with a bank secured by accounts receivable, equipment, and general intangibles. The line bears interest at Prime plus 1.25 percent (with a minimum interest rate of 5.25%) and is subject to renewal in December 2004. However, as of March 31, 2004 and the date of this filing, there was no outstanding balance.

The Company's remaining debt service consists of a patent purchase payment of $5,000 per quarter through March 2011. However, the Company has made no payments on the note since the third quarter of 2002.

At this time, the Company expects no significant investment in contract costs and equipment in the next quarter.

On March 15, 2004, the Company's Board of Directors declared a dividend of $196,973 ($.02 per share) payable on April 15, 2004 to stockholders of record as of March 18, 2004.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
                                                Three months ended March 31,
                                                        (Rounded)
                                                  2004               2003

Operating activities                        $   341,000         $   350,000
Investing activities                            (35,000)            (13,000)
Financing activities                                 (-)            (31,000)
                                                --------            -------
Net effect on cash                           $   306,000        $   306,000


In the first quarter 2003, the Company paid down contract costs financing in the amount of $31,000 and in April 2003, the Company paid off the remaining balance of $308,000. In 2004, the Company expended $33,000 in equipment to support existing contracts.


Off Balance Sheet Arrangements
The Company leases its office space and certain office equipment under operating leases through the year 2007. Refer to footnote 6 of the annual financial statements included in the Company's 2003 Form 10-KSB.




Item 3. - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, also acting as Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004, (the "Evaluation Date"), has concluded that, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.







PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

     None

Item 2.     Changes in Securities

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     None

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits


     31.1 Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)     Reports on Form 8-K

             None



Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



INTELLECTUAL TECHNOLOGY, INC.



                                                 By:   /s/ Craig Litchin
                                                 Principal Financial Officer
                                                 Date:  May 15, 2004


Exhibit 31.1
Section 302 Certification

I, Craig Litchin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intellectual Technology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting; and;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of The small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 15, 2004
     /s/ Craig Litchin
     Principal Executive Officer


Exhibit 31.2
Section 302 Certification

I, Craig Litchin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intellectual Technology, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting; and;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of The small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

c) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 15, 2004
      /s/ Craig Litchin
     Principal Financial Officer



Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Intellectual Technology, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, (the "Report"), I, Craig Litchin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.




/s/ Craig Litchin
Chief Executive Officer and
Chief Financial Officer
May 15, 2004